Form 10-Q
period 2006-03-31
Grubb & Ellis Realty Advisors, Inc.
filed 2006-05-12
CIK 1341769

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32753
GRUBB & ELLIS REALTY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3426353

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
500 West Monroe Street, Suite 2800,
Chicago, IL 60661

(Address of principal executive offices)
(Zip Code)
(312) 698-6700

(Registrant’s telephone number, including area code)
2215 Sanders Road, Suite 400,
Northbrook, IL 60062

(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
29,834,403

(Number of shares outstanding of the registrant’s
common stock at May 5, 2006)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
BALANCE SHEET
(unaudited)

March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,541,758
Investments held in trust	138,000,760
Prepaid expenses	157,781
Deferred tax assets	6,105

Total assets	$139,706,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$701,059
Accrued income taxes	141,824

Total current liabilities	842,883
Deferred underwriting discount	2,675,000

Total liabilities	3,517,883

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $34,034)	66,067

Total Commitments and Contingencies	27,017,585

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption)	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; 0 issued and outstanding	—
Additional paid-in capital	108,952,610
Earnings accumulated during the development stage	215,343

Total stockholders’ equity	109,170,936

Total liabilities and stockholders’ equity	$139,706,404

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS
(unaudited)

		September 7, 2005
	January 1, 2006	(Date of Inception)
	Through	Through
	March 31, 2006	March 31, 2006
Cost and expenses
Operating expenses	$83,627	$83,627

Other income
Interest on cash and cash equivalents held in trust	500,756	500,756

Total other income	500,756	500,756

Income before provision for income taxes	417,129	417,129

Provision for income taxes	(135,719)	(135,719)

Net income	281,410	281,410

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(66,067)	(66,067)

Net income allocable to common stock	$215,343	$215,343

Net income per weighted average common share outstanding:

Basic -	$0.02	$0.03

Diluted -	$0.02	$0.03

Weighted average common shares outstanding exclusive of shares subject to possible redemption:

Basic -	13,329,773	7,887,222

Diluted -	13,471,611	7,958,141

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from September 7, 2005 (date of inception) through March 31, 2006
(unaudited)

				Earnings
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Initial capital from founding stockholders	5,876,069	$588	$2,499,412		$2,500,000
Sale of 23,958,334 units and underwriter’s option (includes 4,789,271 shares subject to possible redemption), net of underwriter’s discount and offering expenses	23,958,334	2,395	133,387,133		133,389,528
Net proceeds subject to possible redemption of 4,789,271 shares	—	—	(26,951,518)		(26,951,518)
Stock-based compensation expense	—	—	17,583		17,583
Net income for the period	—	—	—	$215,343	215,343

Balance — March 31, 2006	29,834,403	$2,983	$108,952,610	$215,343	$109,170,936

See notes to financial statements

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(unaudited)

September 7, 2005
(Date of Inception)
through
March 31, 2006
Cash flows from operating activities
Net income	$215,343
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax benefit	(6,105)
Stock-based compensation expense	17,583
Deferred interest attributable to common stock subject to possible redemption	66,067
Accrued interest on investments held in trust	(500,756)
Increase in prepaid expenses	(157,781)
Increase in accounts payable	203,200
Increase in accrued income taxes	141,824

Net cash used in operating activities	(20,625)

Cash flows from investing activities
Purchase of investments held in trust	(137,500,004)

Cash used in investing activities	(137,500,004)

Cash flows from financing activities
Proceeds from public offering, net	133,900,270
Proceeds from sale of common stock to founders	2,500,000
Proceeds from issuance of underwriter’s option	100
Deferral of underwriting fees	2,675,000
Repayment to corporate sponsor of loan for offering expenses	(510,842)
Increase in accrued offering expenses	497,859

Net cash provided by financing activities	139,062,387

Net increase in cash and cash equivalents	1,541,758
Cash and cash equivalents — beginning of period	—

Cash and cash equivalents — end of period	$1,541,758

See notes to financial statements

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
1. Organization and Business Operations:
     Grubb & Ellis Realty Advisors, Inc. (the “Company”) is a newly organized blank check company organized for the purpose of acquiring, through a purchase, asset acquisition or other business combination (“Business Combination”), one or more United States commercial real estate properties and/or assets, principally industrial and office properties. The Company was incorporated in Delaware on September 7, 2005 and is a taxable C corporation under the Internal Revenue Code with a fiscal-year end of June 30. The Company is considered in the development stage and is subject to the risks associated with development stage companies.
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. The Business Combination must be a target acquisition with fair value of at least 80% (excluding the amount held in the trust representing a portion of the fees of the underwriters) of the net assets of the Company at the time of acquisition. Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. A portion of the net proceeds from the Offering ($132,325,004) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amount held in the Trust Account totaled $137,500,004 and will be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.
     The Company will submit the Business Combination to its stockholders for approval. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 20% of the shares sold in this offering both exercise their conversion rights and vote against a Business Combination. Public stockholders voting against a Business Combination will be entitled to convert their common stock into an amount of cash equal to their pro rata share of the Trust Account, including net interest earned but exclusive of the deferred underwriting discount, if the Business Combination is approved and completed. Such approval and completion of a Business Combination would result in the payment of the deferred underwriting discount of $2,675,000 to the underwriters. The initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to the Offering. Public stockholders who convert their common stock into their pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
     In the event the Company does not complete a Business Combination within 18 months after the consummation of the Offering, or within 24 months after the consummation of the Offering based on certain criteria, the Company will be dissolved. Upon dissolution, the Company will distribute to all of the public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the entire amount in the Trust Account, inclusive of the deferred underwriting discount and any interest earned (net of taxes) from the trust assets, plus any remaining net assets of the Company. The Company’s initial stockholders have waived their rights to participate in any such liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering. There will be no distribution from the Trust Account with respect to the warrants which will expire worthless. The Company will pay the costs of liquidation and dissolution from its remaining assets outside of the Trust Account.
2. Accounting Policies
     Basis of Presentation:
     The financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
2. Accounting Policies (Continued)
     Cash and cash equivalents:
     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.
     Income taxes:
     Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets, such as net operating loss carryforwards, which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short term future is more likely than not.
     Investments held in trust:
     The Company purchased U. S. Treasury Bills at a cost of approximately $137.5 million on March 3, 2006. The Company intends to hold these investments to maturity on August 31, 2006. At March 31, 2006 the fair market value of the U. S. Treasury Bills approximated their carrying amount which includes interest accrued through that date.
3. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share based payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) upon formation, the adoption of which did not have a material impact on the financial statements of the Company. During the period ended March 31, 2006, the Company’s directors received, in the aggregate, 208,350 shares of the Company’s common stock from the initial shares acquired by the founding stockholder, at a price of $0.43 per share, which is equal to the consideration paid for the initial common stock issuance.
4. Initial Public Offering
     As of March 3, 2006, the Company had sold 23,958,334 units (“Units”), which includes 3,125,000 additional Units sold to cover over-allotments pursuant to a public offering. Of the 23,958,334 Units offered, 22,291,667 Units were sold to the public and 1,666,667 Units were sold to Kojaian Holdings, L.L.C., an entity affiliated with the Chairman of the Board of both the Company and corporate sponsor. Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. Warrants are exercisable on the later of (a) one year from the effective date of the registration statement, or (b) the completion of a Business Combination. The warrants expire four years from the effective date of the registration statement. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days prior notice and after the warrants become exercisable, only in the event the last sales price of the common stock is at least $8.50 per share for any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given.
5. Stockholders’ Equity
     The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of March 31, 2006 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of March 31, 2006. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. The Company has no trading history, and as a result it is not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
5. Stockholders’ Equity (Continued)
to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.
     All common stock and common stock related information has been adjusted to give retroactive effect to a 1 for 1.441932 reverse stock split of the Company’s common stock effected February 3, 2006 and subsequent retroactive effect to a 1.25 for 1 forward stock split of the Company’s common stock effected February 23, 2006.
6. Income Taxes
     The provision for income taxes for the period from September 7, 2005 (date of inception) through March 31, 2006 is as follows:

September 7, 2005
(Date of Inception)
Through
March 31, 2006
Current provision	$(141,824)
Deferred benefit	6,105

$(135,719)

     The Company recorded a deferred tax asset in the amount of $6,105 related to state net operating loss carryforwards expected to be realized in future years.
7. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

		September 7, 2005
	January 1, 2006	(Date of Inception)
	Through	Through
	March 31, 2006	March 31, 2006
Net income to common stockholders	$15,343	$15,343

Basic earnings per common share:
Weighted average common shares outstanding	13,329,773	7,887,222

Net income per common share – basic	$0.02	$0.03

Diluted earnings per common share:
Weighted average common shares outstanding	13,329,773	7,887,222
Effect of dilutive securities:
Restricted stock grants	141,838	70,919

Weighted average dilutive common shares outstanding	13,471,611	7,958,141

Net income per common share – diluted	$0.02	$0.03

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
8. Related Party Transactions
     Grubb & Ellis Company (“Grubb”) is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Grubb has agreed to purchase up to $3,500,000 of warrants in the open market place if the market price is less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. As of March 2, 2006, Grubb had loaned the Company $510,842 during the initial phase through direct payment on behalf of the Company of certain costs associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering.
     All of the officers of the Company are also officers of Grubb. The officers and directors of the Company will not initially receive compensation from the Company, however, each of the directors of the Company received 41,670 shares from the initial shares purchased by Grubb. In the event the Company effects a Business Combination, the Company has agreed to grant $250,000 worth of restricted shares of common stock to an employee of Grubb that will vest over three years based on certain conditions.
     Grubb has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company will pay Grubb $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. The Company will reimburse certain out of pocket expenses incurred by Grubb in connection with seeking to effect a Business Combination.
     The Company has entered into a Master Agreement for Services (“MSA”) with Grubb, whereby Grubb will serve as the exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing. The initial term of the MSA is five years and is cancelable based on certain conditions as defined. The Company also entered into a Property Management Agreement (“PMA”) with Grubb’s wholly owned subsidiary, Grubb & Ellis Management Services (“GEMS”), whereby GEMS will serve as sole exclusive managing agent for all real property acquired. The initial term of the PMA is 12 months and will automatically renew unless notice is given within 30 days prior to the end of the term. Either party can terminate with 60 days notice and based on various conditions as defined within the PMA. Finally, the Company has entered into a Master Agreement for Project Management Services with GEMS. The Project Management Agreement contains a 60-day cancellation provision by either party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     RESULTS OF OPERATIONS
     For the period from September 7, 2005 (inception) through March 31, 2006, the Company generated net income of approximately $215,000, primarily due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred during the period, which consisted primarily of audit fees, stock-based compensation expense and insurance expense, and the provision for income taxes.
     LIQUIDITY AND CAPITAL RESOURCES
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. The Business Combination must be a target acquisition with fair value of at least 80% (excluding the amount held in the trust representing a portion of the fees of the underwriters) of the net assets of the Company at the time of acquisition. Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. A portion of the net proceeds from the Offering ($132,325,004) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amount held in the Trust Account totaled $137,500,004 and will be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.
     For the period from September 7, 2005 (date of inception) through March 31, 2006, the Company generated cash and cash equivalents of approximately $1.5 million. Financing activities provided cash of approximately $139.0 million, primarily through the sale of common stock via the public offering and the initial sale to the corporate sponsor, as described above. The Company placed a significant portion of these funds into the Trust Account, which invested $137.5 million into U.S. Treasury Bills. Cash used in operating activities was relatively minor, as the Company accumulated accounts payable obligations related to a portion of its offering costs as well as its operating expenses for the period.
     Grubb and Ellis Company (“Grubb”), the Company’s corporate sponsor, has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company will pay Grubb $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. The Company will reimburse certain out of pocket expenses incurred by Grubb in connection with seeking to effect a Business Combination. In addition, as of March 2, 2006, Grubb had loaned the Company $510,842 during the initial phase through direct payment of certain costs on behalf of the Company associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. The Company is not presently engaged in and, if a suitable Business Combination is not identified prior to the prescribed liquidation date of the trust account, the Company may not engage in any substantive commercial business. Accordingly, the Company is not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices until such time as a Business Combination is consummated. The net proceeds of the Company’s initial public offering held in the trust account have been invested only in U.S. Treasury Bills. Given the limited risk inherent with U.S. Treasury Bills, the Company does not view its interest rate risk to be significant.
     Item 4. Controls and Procedures
     Effective as of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 1, 3, 4 and 5 are not applicable
for the quarter ended March 31, 2006)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 3, 2006, the Company closed its initial public offering of 23,958,334 units (“Units”), which represents the Company’s base offering of 20,833,334 units plus the exercise of the over-allotment option by the underwriters for an additional 3,125,000 Units. Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $143,750,004. Deutsche Bank Securities Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-129190). The registration for the Company’s initial public offering was declared effective on February 27, 2006.
     The Company paid a total of $6,687,500 in underwriting discounts and commissions, and approximately $998,076 has been paid for costs and expenses related to the offering. The payment of $2,675,000 in additional underwriting discounts and commissions is being deferred.
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the offering were approximately $133,400,000, of which $132,325,004 (or $5.52 per Unit sold in the offering) was deposited into a trust account along with the initial capital from the founding stockholder of $2,500,000 and the deferred underwriting discount of $2,675,000. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, for a Business Combination and for continuing general and administrative expenses. As of March 31, 2006, there were $138,000,760 of investments including accrued interest held in the trust account.
Item 6. Exhibits
(31)	Section 302 Certifications

(32)	Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS REALTY ADVISORS, INC. (Registrant)
Date: May 12, 2006	/s/ Shelby E. Sherard
Shelby E. Sherard
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended March 31, 2006
Exhibit
(31)	Section 302 Certifications

(32)	Section 906 Certification