Form 10-K
period 2006-06-30
Grubb & Ellis Realty Advisors, Inc.
filed 2006-09-28
CIK 1341769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _to _ _

Commission file number 001-32753

GRUBB & ELLIS REALTY ADVISORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3426353
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.	)

500 West Monroe Street, Suite 2800,
Chicago, IL 60661
(Address of principal executive offices) (Zip Code)

(312) 698-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There was no voting or non-voting common stock held by non-affiliates of the registrant as of December 31, 2005.

The number of shares outstanding of the registrant’s common stock as of September 22, 2006 was 29,834,403 shares.

GRUBB & ELLIS REALTY ADVISORS, INC.
FORM 10-K

GRUBB & ELLIS REALTY ADVISORS, INC.

PART I

Item 1.	Business

General

Grubb & Ellis Realty Advisors, Inc. (the “Company”) is a blank check company organized under the laws of the State of Delaware on September 7, 2005. The Company was formed to acquire, through a purchase, asset acquisition or other business combination (a “Business Combination”), commercial real estate properties and/or assets. To date, the Company’s efforts have been limited to organizational activities and acquisition efforts including sourcing and identifying potential target acquisitions.

On March 3, 2006, the Company closed its initial public offering of 23,958,334 units (the “Units”). Of the Units offered, 22,291,667 Units were sold to the public and 1,666,667 Units were sold to Kojaian Ventures, L.L.C., an entity affiliated with the Chairman of the Board of both the Company and its corporate sponsor, Grubb & Ellis Company (“Grubb & Ellis”). Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $143,750,004. After deducting the underwriting fees and offering expenses, the total net proceeds to the Company were approximately $133,400,000 of which $132,325,004 was placed in a trust account (“Trust Account”) along with the initial capital from Grubb & Ellis ($2,500,000) and a deferred underwriting discount ($2,675,000). The net proceeds that were deposited into the Trust Account, which totaled approximately $137.5 million, were invested in U.S. Treasury Bills. As of June 30, 2006, there was $139,628,364, including accrued interest of $2,128,360, held in the Trust Account.

The Company intends to focus its acquisition efforts primarily on the industrial and office market sector of the U.S. commercial real estate industry. The Company will not limit itself geographically, except that, the Company will not initially seek to effect a Business Combination with a target acquisition located in the central business district of a major metropolitan area. Rather, the Company intends to focus its efforts on secondary and tertiary geographic markets throughout the United States, as well as the suburban regions of the central business districts of major metropolitan markets. The Company believes that the industrial and office sector in these geographic markets offers the Company an opportunity to acquire underperforming properties that the Company believes it has the capability of turning around and repositioning, thereby increasing cash flow, profitability and asset value. The Company believes it can successfully identify such a potential target acquisition based upon the depth and the breadth of the industry experience, nationwide contacts and proprietary industry data of Grubb & Ellis, the Company’s publicly-traded corporate sponsor and founding stockholder, and the core competencies of the Company’s executive management team. The Company anticipates that other than executive oversight and direction provided by its Chief Executive Officer, Chief Financial Officer and Board of Directors, at least until the consummation of a Business Combination, and if one occurs, possibly thereafter, the Company’s day to day operations will be conducted primarily by employees of the Company’s corporate stockholder, Grubb & Ellis.

The Company’s executive officers and directors have extensive experience in the real estate industry as executive officers, principals or directors in various real estate enterprises throughout the United States. Moreover, the Company’s corporate stockholder, Grubb & Ellis, is an established, publicly traded global integrated real estate services firm which, between its company-owned offices and affiliate network, includes nearly 5,000 professionals located in 38 states throughout the country. Although the Company does not have any preferential arrangements to consider business opportunities identified by Grubb & Ellis, the Company expects to leverage the extensive industry expertise, network of more than 95 research professionals, nationwide contacts and experience of the Company’s corporate stockholder as well as the Company’s officers and directors in connection with the Company’s efforts to identify prospective target acquisitions.

While the Company may seek to effect business transactions with more than one target acquisition, its Business Combination must be with a target acquisition (or acquisitions) whose fair market value is at least equal to 80% of its net assets at the time of such acquisition (For these purposes, net assets mean all of the Company’s assets, including the funds held in the Trust Account other than the portion representing the Company’s underwriters’ deferred discount, less the Company’s liabilities.) Consequently, initially the Company may have the ability to complete only a single Business Combination, although this may entail the Company’s acquisition of one or more individual assets or properties. In the event the Company ultimately determines to simultaneously acquire several assets or properties and such assets or properties are owned by different sellers, the Company may need for each of such sellers to agree that the Company’s purchase is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for the Company, and delay its ability, to complete the Business Combination. With multiple acquisitions, the Company could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the multiple assets or properties into a single operating entity. The Company may further seek to acquire a target acquisition that has a fair market value significantly in excess of 80% of its net assets. In order to do so, the Company may seek to draw upon a proposed credit facility that the Company intends to enter into with Deutsche Bank Trust Company Americas, an affiliate of the representative of the underwriters in the Company’s initial public offering (the “Proposed Credit Facility”) or raise additional funds through a private offering of debt or equity securities, although other than the Proposed Credit Facility the Company has not agreed to or entered into any such fund raising arrangement and have no current intention of doing so.

Business Strategy

The Company believes that industrial and office assets and properties located outside of the central business districts of major metropolitan markets provide it an opportunity to identify and acquire an under-performing target acquisition that can be turned around or repositioned through such traditional value-enhancing services as superior marketing of real estate properties, improved tenant management, and the structuring of flexible leasing arrangements. The Company believes it can identify such a target acquisition by utilizing the extensive nationwide experience, contacts and proprietary market data of its publicly traded corporate stockholder (Grubb & Ellis), the core competencies of the Company’s management personnel, and the Company’s access to holders of corporate and institutional portfolios. Grubb & Ellis is a leading provider of a full range of real estate services, including transaction, property and facilities management and consulting services to users and investors worldwide. As such, it has extensive and longstanding relationships with owners and occupiers of commercial real estate through its nearly 5,000 professionals located in 38 states throughout the country. The Company will seek to leverage these relationships of its corporate stockholder to source opportunities before they are widely marketed in an attempt to effect a so-called off market transaction with a target acquisition. Through the Company’s corporate stockholder, the Company intends to identify and source a potential target acquisition, conduct preliminary risk return analysis and perform asset, market, tenant and financial analysis to evaluate relevant demographic, industry, real estate and market trends with respect to the particular properties or assets. In doing so the Company will leverage the proprietary market data routinely compiled, analyzed and updated by Grubb & Ellis and its 95 research professionals. Based upon the industry experience of the management personnel employed by Grubb & Ellis and the Company’s own management personnel, the Company believes it can negotiate and structure a Business Combination that will provide it with the appropriate protections and rights with respect to a target acquisition. In the event that the Company is able to consummate a Business Combination, it believes that it can add value to the acquired properties by stabilizing and repositioning the properties and improving occupancy, increasing rental rates and reducing operating expenses, thereby causing these under-performing properties to generate improved income streams. In order to assist the Company in evaluating potential target acquisitions (and if a Business Combination is consummated, potential acquisitions thereafter), the Company has formed an Investment Committee comprised of its Chairman of the Board, Chief Executive Officer and Chief Financial Officer along with the Executive Vice President of Capital Transactions of Grubb & Ellis. The Investment Committee will report directly to the Company’s Board of Directors. The Company believes that the majority of its revenue will be derived from rents collected from the leasing of its properties and that the Company will also derive additional revenue from the resale of certain of its properties in a timely and efficient manner. The Company believes that it will lease its properties to office and industrial tenants and that such leases will typically be for 5-10 year terms. The Company believes that its ability to make such timely and efficient dispositions of properties will be enhanced by its access to the proprietary database of market information that is maintained by the Company’s corporate stockholder. However, due to numerous factors, including but not limited to then existing local and national market conditions, the then current cost of capital, and the Company’s then current acquisition and disposition strategy, all of which can vary from property to property and from time to time, the Company cannot assess how long it may hold a particular property before it disposes of it.

Overview of Industrial and Office Markets

Industrial Market

The Company’s management believes that industrial markets are typically viewed as the property type with the lowest investment risk due to relatively low construction costs, few tenant improvements required, and a construction cycle that is short enough to be able to halt before over supply becomes a significant issue. Nonetheless, industrial property is not without risk, as industrial properties typically have the shortest lifecycle. Moreover, a recent surge in construction in industrial properties is presently limiting rental rate increases in many markets throughout the United States. Overall, however, investor demand for industrial properties increased in the first half of 2006 as a consequence of relatively low interest rates and availability of capital. Transactions totaled $21.2 billion in the first half of 2006, 29% ahead of the same time for the prior year. Institutions, funds and tenant-in-common investors comprised the majority of the net purchasers of industrial properties. Private owners and REITS were the largest net sellers. Unleveraged total return (which is income plus appreciation) for institutionally owned industrial properties tracked by the National Council of Real Estate Investment Fiduciaries was 5.09% for the second quarter of 2006. The loan-to-value ratio for industrial properties is 70-75% and the capitalization rate for the second quarter of 2006 was 7.4% for industrial properties, which was 30 basis points more than for such properties for the same period in 2005.

Office Market

Various macro-economic forces have been exerting downward pressure on demand for office space, such as off-shoring, corporate cost cutting, productivity gains, shrinking office space per employee, and the use of technology. However, the office market has been performing in the current real estate cycle about the same as it has in previous cycles, absorbing space in response to increasing employment in the office sector. More so than most other sectors of real estate, risk in the office market sector tends to be more closely related to employment growth, which totaled approximately 1.1 million net new payroll jobs during the first eight months of 2006. Office investment transactions for the first half of 2006 were $51.2 billion, which exceeded the comparable period for 2005 by 11%. Institutions, funds and tenant-in-common investors were the largest net buyers in the first half of 2006 while REITS and private national firms were the largest net sellers. The unleveraged total return for institutional office properties tracked by the National Council of Real Estate Investment Fiduciaries was 4.10% in the second quarter of 2006. The average sales price was $256 per square foot for central business district assets and $197 per square foot for suburban office assets. Typical loan-to-value ratio for office properties is 70-75%. The capitalization rate for the second quarter of 2006 for suburban office assets was 7.3%, which represented a 30 basis points decline for such assets for the year-ago period.

Regulations

Environmental Regulations

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company specifically, and the real estate industry in general. Failure by the Company to uncover and adequately protect against environmental issues in connection with a target acquisition may subject the Company to liability as buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable for such costs as a subsequent owner of such property. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or were not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if the Company is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect the Company.

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (ACMs), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against the Company for personal injury associated with ACMs. There may be ACMs at certain of the properties the Company acquires.

Americans with Disabilities Act

Any properties the Company acquires will be required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties will be obligated by law to comply with the ADA provisions, and under the Company’s net leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and the Company could be required to expend its own funds to comply with the provisions of the ADA, which could adversely affect the Company’s results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company’s properties. The Company may be required to make substantial capital expenditures to comply with those requirements.

Effecting a Business Combination; Investment Policies

The Company was formed to acquire, through a purchase, asset acquisition or other business combination, commercial real estate properties and/or assets. The Company is not presently engaged in any substantive commercial business. The Company intends to utilize cash derived from the proceeds of the initial public offering, its capital stock, the Proposed Credit Facility, debt or a combination of these in effecting a Business Combination. Although substantially all of the net proceeds of the initial public offering are intended to be applied generally toward effecting a Business Combination as described in this Form 10K, the proceeds are not otherwise designated for any more specific purposes.

Subject to the requirement that the Company’s Business Combination must be with a target acquisition having a fair market value that is at least 80% of the Company’s net assets (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount, less the Company’s liabilities) at the time of such acquisition, there are no limitations on the type of real estate investments (including investments in securities of entities that own commercial real estate) the Company can make or the percentage of the Company’s total assets that may be invested in any one investment. Accordingly, other than the requirement that the Company’s Business Combination must be with a target acquisition having a fair market value that is at least 80% of the Company’s net assets (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount, less the Company’s liabilities) at the time of such acquisition, the Company’s investment policies may be changed from time to time at the discretion of the Company’s board of directors, without a vote of its stockholders. Additionally, no limits have been set on the concentration of investments (including investments in securities of entities that own commercial real estate) in any location or type of market.

The Company intends to focus its acquisitions efforts primarily in the industrial and office market sector of the U.S. commercial real estate industry. The Company does not intend to make investments in real estate mortgages or other real estate securities (except for investments in securities of entities that own commercial real estate). The Company will not limit itself geographically, except that, the Company will not initially seek to effect a Business Combination with a target acquisition located in the central business district of a major metropolitan area. Rather, the Company intends to focus its efforts on secondary and tertiary geographic markets throughout the United States, as well as the suburban regions of major metropolitan markets. The Company believes that it will derive the majority of its revenue from the leasing and management of its properties and that the Company will also derive additional revenue from the resale of certain properties in a timely and efficient manner.

Agreements with Corporate Stockholder

The Company has entered into a long term brokerage services agreement with Grubb & Ellis pursuant to which Grubb & Ellis will serve as the Company’s exclusive agent in the United States and worldwide with respect to commercial real estate brokerage and consulting services relating to real property acquisitions and dispositions as well as agency leasing services with respect to the leasing of space within any property that the Company owns or acquires. The Company has also entered into a long term property management agreement with a wholly owned subsidiary of Grubb & Ellis pursuant to which this subsidiary will serve as the Company’s sole and exclusive managing agent with respect to all property that the Company acquires. The Company has also entered into an agreement for project management services with the same wholly owned subsidiary of Grubb & Ellis that has agreed to provide property management to the Company. This subsidiary will provide project management services to the Company at its request.

Competition

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including private investors (which may be individuals or investment partnerships), other blank check companies, public real estate investment trusts (REITs) and operating businesses competing for the type of commercial properties and assets that the Company intended to primarily focus on. Many of these individuals and entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company and the Company’s financial resources will be relatively limited when contrasted with those of many competitors. While the Company believes there may be numerous potential target acquisitions that the Company could acquire with the net proceeds of the offering, the Company’s ability to compete in acquiring certain sizable target acquisitions will be limited by its available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target acquisition. Further, the following may not be viewed favorably by certain target acquisitions:

•	the Company’s obligation to seek stockholder approval of a Business Combination may delay the completion of a transaction;

•	the Company’s obligation to convert into cash shares of common stock held by its public stockholders to such holders that both vote against the Business Combination and exercise their conversion rights may reduce the resources available to the Company for a Business Combination; and

•	the Company’s outstanding warrants and options, and the potential future dilution they represent.

Any of these factors may place the Company at a competitive disadvantage in successfully negotiating a Business Combination. The Company’s management believes, however, that its status as a public entity and potential access to the United States public equity markets may give the Company a competitive advantage over privately-held entities having a similar business objective as the Company’s in acquiring a target acquisition with significant growth potential on favorable terms.

If the Company succeeds in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. The Company cannot provide assurance that, subsequent to a Business Combination, the Company will have the resources or ability to compete effectively.

Proposed Credit Facility

The Company has agreed with Deutsche Bank Trust Company Americas, an affiliate of the representative of the underwriters of the Company’s initial public offering, on the principle terms of a proposed secured asset based revolving credit facility in an amount up to $150 million. Under the Proposed Credit Facility, which would have a term of three years, Deutsche Bank Securities Inc., the representative of the underwriters of the Company’s initial public offering, will be the lead arranger and book runner and Deutsche Bank Trust Company will be the administrative agent and a lender. Although the Company has no present plans for the Proposed Credit Facility, such credit facility, if established, may be drawn upon to finance a portion of the purchase price of the target acquisition in connection with any proposed Business Combination, but not before. In addition, it may be used for any subsequent acquisition if the Company is successful in consummating a Business Combination, and for working capital and other general corporate purposes. The Company expects that the Proposed Credit Facility will bear interest, at the Company’s option, either (a) a base rate or (b) a LIBOR rate, in each case plus an applicable margin, will be secured by qualified borrowing base properties and will contain customary covenants for a facility of this type, including, but not limited to, negative covenants that place restrictions on liens, indebtedness, restricted payments, mergers and acquisitions, asset sales, investments and changes of control and financial covenants that require (a) minimum liquidity, (b) a total leverage ratio, (c) minimum net worth and (d) a limitation on dividends. The Proposed Credit Facility, if established, will also contain customary closing conditions, representations and warranties and events of default for a facility of this type. The Proposed Credit Facility is still subject to further negotiation and the entering into of definitive documentation, and accordingly, there cannot be any assurance that the Company will reach acceptable terms with respect to the Proposed Credit Facility.

Employees

The Company has two executive officers, both of who are also executive officers of the Company’s corporate stockholder, Grubb & Ellis. The Company also anticipates that it will have access to the services of other key personnel of the Company’s corporate stockholder on an as-needed basis, although there can be no assurances that any such personnel will be able to devote sufficient time, effort or attention to the Company when the Company needs it. Neither the Company’s officers nor any of these other personnel, all of who the Company will be dependant upon prior to effecting a Business Combination, have entered into employment agreements with the Company and none are obligated to devote any specific number of hours to the Company’s matters and intend to devote only as much time as they deem necessary to the Company’s affairs. The amount of time they will devote in any time period will vary based on whether a target acquisition has been selected for the Business Combination and where the Company is in the business combination process. Accordingly, once management locates a suitable target acquisition to acquire they will spend more time investigating such target acquisition and negotiating and processing the Business Combination (and consequently more time to the Company’s affairs) than they would prior to locating a suitable target acquisition. The Company does not intend to have any full time employees prior to the consummation of a Business Combination.

Item 1A.	Risk Factors

Factors that could adversely affect the Company’s ability to obtain favorable results and maintain or increase stockholder value include, among other things:

•  The Company is a development stage company with no operating history and, accordingly, there is no basis on which to evaluate the Company’s ability to achieve its business objective. The Company is a recently incorporated development stage company with no operating results to date. Since the Company does not have an operating history, there is no basis upon which to evaluate the Company’s ability to achieve its business objective, which is to effect a Business Combination. The Company will not generate any revenue until, at the earliest, after the consummation of a Business Combination.

•  If the Company is forced to liquidate before a Business Combination and distribute the Trust Account, the Company’s public stockholders will receive less than $6.00 per share and the Company’s warrants will expire worthless. The Company must complete a Business Combination with a fair market value of at least 80% of its net assets (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount, less the

Company’s liabilities), at the time of acquisition within 18 months after March 3, 3006, the consummation of the offering (or within 24 months after the consummation of the offering if certain extension criteria described in the registration statement have been satisfied). If the Company is unable to complete a Business Combination within the proscribed time frames and is forced to liquidate its assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of the offering, the Company’s general and administrative expenses and the anticipated costs of seeking a Business Combination. Furthermore, there will be no distribution with respect to the Company’s outstanding warrants which will expire worthless if the Company liquidates before the completion of a Business Combination.

•  If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than the approximately $5.75 per share held in trust. The Company’s placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and other entities the Company engages, and all prospective target acquisitions the Company negotiates with, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with the Company and will not seek recourse against the Trust Account. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Company’s public stockholders. The Company cannot provide assurance that the per-share distribution from the Trust Account will not be less than approximately $5.75, plus interest, due to such claims. If the Company liquidates before the completion of a Business Combination and distributes the proceeds held in trust to its public stockholders, the Company’s corporate stockholder has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target acquisitions or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, the Company cannot provide assurance that they will be able to satisfy those obligations.

•  If the net proceeds that the Company raised in its initial public offering not being placed in trust is insufficient to allow the Company to operate for at least 24 months, the Company may not be able to complete a Business Combination. The Company currently believes that the funds available to the Company outside of the Trust Account will be sufficient to allow the Company to operate for at least 24 months, assuming that a Business Combination is not consummated during that time. However, the Company cannot provide assurance that its estimates will be accurate. The Company could use a portion of the funds not being placed in trust to pay due diligence costs in connection with a potential Business Combination or to pay fees to consultants to assist the Company with its search for a target acquisition. The Company could also use a portion of the funds not being placed in trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed Business Combination, although the Company does not have any current intention to do so. If the Company entered into such a letter of intent where the Company paid for the right to receive exclusivity from a target acquisition and was subsequently required to forfeit such funds (whether as a result of the Company’s breach or otherwise), the Company might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions.

•  Since the Company has not yet selected any target acquisition with which to complete a Business Combination, the Company is unable to currently ascertain the merits or risks of the business’ operations. Because the Company has not yet identified a prospective target acquisition, investors in the offering currently have no basis to evaluate the possible merits or risks of the target acquisition. Although the Company’s management will evaluate the risks inherent in a particular target acquisition, the Company cannot provide assurance that it will properly ascertain or assess all of the significant risk factors. The Company also cannot provide assurance that an investment in the Company’s Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of the Company’s net assets (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount, less the Company’s liabilities) at the time of the acquisition, the Company will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

•  The Company anticipates entering into the definitive documentation with respect to the Proposed Credit Facility pursuant to which the Company may incur indebtedness of up to $150,000,000. If the Company was to incur debt pursuant to the Proposed Credit Facility, or otherwise, it could result in:

•	default and foreclosure on the Company’s assets if the Company’s operating revenues after a Business Combination are insufficient to repay the Company’s debt obligations;

•	acceleration of the Company’s obligations to repay the indebtedness even if the Company makes all principal and interest payments when due if certain covenants that require the maintenance of certain financial ratios or reserves are breached without a waiver or renegotiation of that covenant;

•	the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	the Company’s inability to obtain necessary additional financing if the debt security contains covenants restricting the Company’s ability to obtain such financing while the debt security is outstanding.

•  If the Proposed Credit Facility is not established, or if established, the target acquisition fails to meet the criteria of the Proposed Credit Facility, or the Proposed Credit Facility does not provide the Company with sufficient additional capital, and the Company is required to obtain additional financing to complete a Business Combination or to fund the Company’s operations and growth upon consummation of a Business Combination, but is unable to do so, the Company could be compelled to restructure or abandon a particular Business Combination. Although the Company believes that the net proceeds of its initial public offering will be sufficient to allow the Company to consummate a Business Combination, because the Company has not yet identified any prospective target acquisition to acquire, the Company cannot ascertain the capital requirements for any particular transaction. If the net proceeds of its initial public offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in the course of searching for a suitable target acquisition that the Company can afford to acquire, or the obligation to convert into cash a significant number of shares from dissenting stockholders, and the Proposed Credit Facility has not been established, or is either insufficient in terms of additional capital or unavailable to the Company because the proposed target acquisition does not satisfy the criteria of the Proposed Credit Facility, the Company will be required to seek additional financing. The Proposed Credit Facility, which the Company has not yet entered into, is still subject to further negotiation and, there are no assurances that the Company will be able to enter into the Proposed Credit Facility on terms and conditions that are ultimately acceptable to the Company, or at all. The Company also cannot provide assurance that, in the event that the Company does not enter into the Proposed Credit Facility, any other additional financing will be available to the Company on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, the Company would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target acquisition candidate. In addition, if the Company consummates a Business Combination, the Company may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on the Company’s ability to continue to develop and grow, even if the Company consummates a Business Combination. None of the Company’s officers, directors or stockholders is required to provide any financing to the Company in connection with or after a Business Combination.

•  The Company’s ability to successfully effect a Business Combination and to be successful thereafter will be totally dependent upon the efforts of the Company’s key personnel certain of who will not be employees of the Company’s and others who may not continue with the Company following a Business Combination. The Company’s ability to successfully effect a Business Combination is dependent upon the efforts of its key personnel. The Company’s key personnel, other than its executive officers, will be various employees of the Company’s corporate stockholder who the Company anticipates it will have access to on an as needed basis, although there are no assurances that any such personnel will be able to devote either sufficient time, effort or attention to the Company when the Company needs it. None of the Company’s key personnel, including Mark Rose, the Company’s chief executive officer and secretary, Shelby Sherard, the Company’s chief financial officer, and Mark Chrisman, a member of the Company’s Investment Committee, have entered into employment or consultant agreements with the Company. Further, although the Company presently anticipates that Mr. Rose, Ms. Sherard and Mr. Chrisman will remain associated in senior management, advisory or other positions with the Company following a Business

Combination, some or all of the management associated with a target acquisition may also remain in place. As such, other than Mr. Rose, Ms. Sherard and Mr. Chrisman, certain of the Company’s key personnel may not continue to provide services to the Company, including those individuals who are currently employees of the Company’s corporate parent, after the consummation of a Business Combination if the Company is unable to negotiate employment or consulting agreements with them in connection with or subsequent to the Business Combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or the Company’s securities for services they would render to the Company after the consummation of the Business Combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with the Company after the consummation of a Business Combination will not be the determining factor in the Company’s decision as to whether or not the Company will proceed with any potential Business Combination. While the Company intends to closely scrutinize any individuals the Company engages after a Business Combination, the Company cannot provide assurance that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the Company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect the Company’s operations.

•  The Company has entered into a long term brokerage services agreement, a long term facilities management agreement and a long term project management agreement with Grubb & Ellis, the Company’s corporate stockholder, and due to the fact that all of the Company’s current officers are employed by the Company’s corporate stockholder and certain of the Company’s directors also serve on the board of directors of the Company’s corporate stockholder, a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a Business Combination. The Company has entered into a long term brokerage services agreement, a long term facilities management agreement and a long term project management agreement with its corporate stockholder, Grubb & Ellis. Pursuant to these agreements, the Company’s corporate stockholder will serve as the Company’s exclusive agent with respect to commercial real estate brokerage and facilities management, and will perform project management services at the Company’s request. As a result, the Company’s corporate stockholder will stand to earn substantial fees and revenues in accordance with the terms and conditions of these agreements. The discretion of the Company’s officers, all of whom are also officers of the Company’s corporate stockholder, and the discretion of certain of the Company’s directors who are also directors of the Company’s corporate stockholder, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in the Company’s stockholders’ best interest. In addition, the Company’s corporate stockholder, as a commercial real estate broker, has relationships with a significant number of clients pursuant to which they would be expected to provide certain business opportunities that could be appropriate for presentation to the Company. The Company does not have preferential rights to be presented with any such opportunities. Accordingly, although the Company’s corporate stockholder is the Company’s exclusive agent with respect to commercial real estate brokerage and facilities management, it provides such services to the Company on a non-exclusive basis.

•  The Company’s officers, directors and advisors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to the Company’s affairs. This conflict of interest could have a negative impact on the Company’s ability to consummate a Business Combination. The Company’s officers, directors and advisors are not required to commit their full time to the Company’s affairs, which could create a conflict of interest when allocating their time between the Company’s operations and their other commitments. The Company does not intend to have any full time employees prior to the consummation of a Business Combination. All of the Company’s executive officers and advisors are currently employed by the Company’s corporate stockholder and are not obligated to devote any specific number of hours to the Company’s affairs. If the Company’s corporate stockholder requires them to devote more substantial amounts of time to its business and affairs, it could limit their ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a Business Combination. The Company cannot provide assurance that these conflicts will be resolved in the Company’s favor.

•  The Company’s officers, directors, advisors and their affiliates currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by the Company and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. None of the Company’s officers, directors, advisors or their affiliates has been or currently is a principal of, or affiliated or associated with, a blank check company. However, all of the Company’s officers, directors and advisors currently are, and may in the future become affiliated with additional entities, including other “blank check” companies or real estate entities that are, engaged in business activities similar to those intended to be conducted by the Company. In particular, Mr. Rose, Ms. Sherard and Mr. Chrisman are the Chief Executive Officer, Chief Financial Officer and Executive Vice President of Capital Transactions, respectively, of Grubb & Ellis. In such capacities, Mr. Rose, Ms. Sherard and Mr. Chrisman have a fiduciary obligation to cause Grubb & Ellis to continue to present real estate leasing and acquisition opportunities that may be suitable for the Company to current and future clients of Grubb & Ellis. Additionally, the Company’s officers, directors and advisors may become aware of business opportunities which may be appropriate for presentation to the Company and the other entities to which they owe fiduciary duties. Accordingly, Mr. Rose, Ms. Sherard and Mr. Chrisman may have conflicts of interest in determining to which entity a particular business opportunity should be presented. The Company cannot provide assurance that any of these conflicts will be resolved in the Company’s favor.

•  The Company’s corporate stockholder currently owns shares of the Company’s common stock which will not participate in liquidation distributions and, due to the fact that all of the Company’s current officers are employed by the Company’s corporate stockholder and certain of the Company’s directors also serve on the board of directors of the Company’s corporate stockholder, a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a Business Combination. The Company’s corporate stockholder owns shares of the Company’s common stock that were issued prior to the offering, but has waived its right to receive distributions with respect to those shares upon the Company’s liquidation if the Company is unable to consummate a Business Combination. Additionally, the Company’s corporate stockholder has purchased approximately 4.6 million warrants for an aggregate purchase price excluding commissions of approximately $2.2 million in the open market. These shares of common stock and warrants owned by the Company’s corporate stockholder will be worthless if the Company does not consummate a Business Combination. All of the Company’s current officers are employed by the Company’s corporate stockholder and certain of the Company’s directors also serve on the board of directors of the Company’s corporate stockholder, and therefore, the personal and financial interests of the Company’s officers and certain of the Company’s directors may influence their motivation in timely identifying and selecting a target acquisition and completing a Business Combination. Consequently, the Company’s officers’ discretion, and the discretion of certain of the Company’s directors, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in the Company’s stockholders’ best interest and as a result of such conflicts management may choose a target acquisition that is not in the best interests of the Company’s stockholders.

•  Other than with respect to the Business Combination, the Company’s officers, directors, security holders and affiliates may have a pecuniary interest in certain transactions in which the Company is involved, and may also compete with the Company. Other than with respect to the Business Combination, the Company has not adopted a policy that expressly prohibits its directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by the Company or in any transaction to which the Company is a party or have an interest. Nor does the Company have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by the Company. Accordingly, such parties may have an interest in certain transactions in which the Company is involved, and may also compete with the Company.

•  The ability of the Company’s stockholders to exercise their conversion rights may not allow the Company to effectuate the most desirable Business Combination or optimize the Company’s capital structure. When the Company seeks stockholder approval of any Business Combination, the Company will offer each public stockholder (but not the Company’s existing stockholders with respect to any shares they owned prior to the completion of the offering) the right to have their shares of common stock converted to cash if the stockholder votes against the Business Combination and the Business Combination is approved and completed. Such holder must both vote against such Business Combination and then exercise their conversion rights to receive a pro rata share of the Trust Account. Accordingly, if the Company’s Business Combination requires the Company to use substantially all of its cash to pay the purchase price, because the Company will not know how many stockholders may exercise such conversion rights, the Company may either need to reserve part of the trust fund for possible payment upon such conversion, draw upon the Company’s Proposed Credit Facility if the target acquisition meets the criteria required by such credit facility, or the Company may need to arrange third party financing to help fund its Business Combination in case a larger percentage of stockholders exercise their conversion rights than the Company expects. Therefore, the Company may not be able to consummate a Business Combination that requires the Company to use all of the funds held in the Trust Account as part of the purchase price, or the Company may end up having to incur an amount of leverage either pursuant to the Proposed Credit Facility or otherwise that is not optimal for its Business Combination. This may limit the Company’s ability to effectuate the most attractive Business Combination available to the Company.

•  Because of the Company’s limited resources and the significant competition for Business Combination opportunities, the Company may not be able to consummate an attractive Business Combination. The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including private investors (which may be individuals or investment partnerships), other blank check companies, public real estate investment trusts (REITs) and operating businesses competing for the type of commercial properties and assets that the Company intended to primarily focus on. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of commercial real estate properties and assets. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than the Company does and the Company’s financial resources will be relatively limited when contrasted with those of many of these competitors. While the Company believes that there are numerous target acquisitions that the Company could potentially acquire with the net proceeds of the offering, the Company’s ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by the Company’s available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation the Company has to seek stockholder approval of a Business Combination may delay the consummation of a transaction. Additionally, the Company’s outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, the Company’s obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a Business Combination. Any of these obligations may place the Company at a competitive disadvantage in successfully negotiating a Business Combination.

•  The real estate market in general is subject to a number of economic conditions that are not within the Company’s control. The commercial real estate market is subject to various risks and fluctuations and cycles in value and demand for real estate in local markets, many of which are beyond the Company’s control. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company’s revenue from the operating results of any target acquisition and any increase in its value, and the Company’s corresponding cash flow and financial condition could be materially and adversely impacted by changes in these factors. These factors include:

•	adverse changes in international, national, regional or local economic, demographic and market conditions;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	competition from other real estate investors with significant capital;

•	reductions in the level of demand for commercial space, and changes in the relative popularity of properties;

•	fluctuations in interest rates, which could adversely effect the Company’s ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•	unanticipated increases in operating expenses, including, without limitation, insurance costs, labor costs, energy prices and costs of compliance with laws, regulations and governmental policies;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies, and changes in the related costs of compliance with laws, regulations and governmental polices; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001.

•  Increasing competition for the acquisition of real estate may impede the Company’s ability to make future acquisitions or may increase the cost of these acquisitions, which could adversely affect the Company’s operating results and financial condition. The commercial real estate industry is highly competitive on an international, regional and local level. The Company will face competition from REITs, institutional pension funds, and other public and private real estate companies and private real estate investors. Although many of the Company’s competitors are local or regional firms that are substantially smaller than the Company is as a whole, some of these firms are substantially larger than the Company is in the local or regional area in which the Company actually competes with these firms. These competitors may prevent the Company from acquiring desirable properties or increase the price the Company must pay for real estate. The Company’s competitors may have greater resources than the Company does, and may be willing to pay more or may have a more compatible operating philosophy with the Company’s acquisition targets. In particular, REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. The Company’s competitors may also adopt transaction structures similar to the Company’s, which would decrease the Company’s competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for such properties. If the Company pays higher prices for properties, the Company’s profitability may decrease and the Company may experience a lower return on its investments. Increased competition for properties may also preclude the Company from acquiring those properties that would generate the most attractive returns to the Company.

•  Illiquidity of real estate investments could significantly impede the Company’s ability to respond to adverse changes in the performance of the Company’s properties and harm the Company’s financial condition. Because real estate investments are relatively illiquid, the Company’s ability to promptly sell one or more properties or investments in its portfolio in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. The Company may be unable to realize its investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.

•  Rising operating expenses and decrease in rents at the Company’s properties could reduce the Company’s cash flow and funds available for future dividends. The Company’s properties will likely be subject to operating risks common to real estate in general, any or all of which may negatively affect the Company. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, the Company could be required to expend funds for that property’s operating expenses. If the Company’s competitors offer space at rental rates below market rates, or below the rental rates the Company charges its tenants, the Company may lose existing or potential tenants and the Company may be pressured to reduce its rental rates below those the Company charges in order to retain tenants when the Company’s tenants’ leases expire. The Company’s properties could also be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Such rise in operating expenses and loss of rents could reduce the Company’s cash flows and funds available for future dividends.

•  The consideration paid for the Company’s target acquisition may exceed fair market value, which may harm the Company’s financial condition and operating results. The consideration that the Company pays will be based upon numerous factors and the target acquisition may be purchased in a negotiated transaction rather than through a competitive bidding process. The Company cannot provide assurance that the purchase price that the Company pays for a target acquisition or its appraised value will be a fair price, that the Company will be able to generate an acceptable return on such target acquisition, or that the location, lease terms or other relevant economic and financial data of any properties that the Company acquires will meet acceptable risk profiles. The Company may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect the Company’s returns on a target acquisition. As a result, the Company’s investments in its target acquisition may fail to perform in accordance with the Company’s expectations, which may substantially harm the Company’s operating results and financial condition.

•  Environmental regulation and issues, certain of which the Company may have no control, may adversely impact the Company’s business. Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company specifically, and the real estate industry in general. Failure by the Company to uncover and adequately protect against environmental issues in connection with a target acquisition may subject the Company to liability as buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable for such costs as a subsequent owner of such property. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or were not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if the Company is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect the Company.

•  The Company’s properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of the Company’s properties could require the Company to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose the Company to liability from the Company’s tenants, employees of the Company’s tenants and others if property damage or health concerns arise.

•  The Company’s properties may contain asbestos which could lead to liability for adverse health effects and costs of remediating asbestos. Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (or ACMs), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against the Company for personal injury associated with ACMs. There may be ACMs at certain of the properties the Company acquires.

•  Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require the Company to make substantial unintended expenditures. Any properties the Company acquires will be required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties will be obligated by law to comply with the ADA provisions, and under the Company’s net leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and the Company could be required to expend its own funds to comply with the provisions of the ADA, which could adversely affect the Company’s results of operations and financial condition and the

Company’s ability to make distributions to shareholders. In addition, the Company will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company’s properties. The Company may be required to make substantial capital expenditures to comply with those requirements.

•  Failure of the Company’s tenants to pay rent could seriously harm the Company’s operating results and financial condition. The Company may rely on rental payments from tenants of a target acquisition as a source of cash. At any time, any of the Company’s tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to the Company. A default by a large tenant on one of these properties could have a material adverse effect on the Company’s operating results and financial condition.

In particular, if any of the Company’s significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents the Company from leasing that property by continuing to pay base rent for the balance of the term, it may seriously harm the Company’s business. Failure on the part of a tenant to comply with the terms of a lease may give the Company the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, the Company would be required to find another tenant. The Company cannot provide assurance that the Company would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant was found, the Company would be able to enter into a new lease on favorable terms.

•  The bankruptcy or insolvency of the Company’s tenants under their leases could seriously harm the Company’s operating results and financial condition. Any bankruptcy filings by or relating to one of the Company’s tenants could bar the Company from collecting pre-bankruptcy debts from that tenant or its property. A tenant bankruptcy could delay the Company’s efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to the Company in full. However, if a lease is rejected by a tenant in bankruptcy, the Company would have only a general unsecured claim for damages. Any unsecured claim the Company holds against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. The Company may recover substantially less than the full value of any unsecured claims, which would harm the Company’s operating results and financial condition.

•  Increases in the Company’s property taxes could adversely affect the Company’s cash flow and financial condition. Each of the Company’s properties will be subject to real and personal property taxes. These taxes on the Company’s properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Many U.S. states and localities are considering increases in their income and/or property tax rates (or increases in the assessments of real estate) to cover revenue shortfalls. If property taxes increase, it may adversely affect the Company’s cash flow and financial condition.

•  Uninsured and underinsured losses may adversely affect operations. The Company, or in certain instances, tenants of the Company’s properties, are likely to carry commercial general liability, fire and extended coverage insurance with respect to the Company’s properties. The Company plans to obtain coverage that has policy specifications and insured limits that the Company believes are customarily carried for similar properties. However, certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, may be either uninsurable or not economically insurable. Should a property sustain damage, the Company may incur losses due to insurance deductibles, to co-payments on insured losses or to uninsured losses. In the event of a substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds the Company receives might not be adequate to restore the Company’s economic position with respect to such property.

In the event of an underinsured loss with respect to a property relating to a title defect, the insurance proceeds the Company receives might not be adequate to restore the Company’s economic position with respect to such property. In the event of a significant loss at one or more of the properties covered by the blanket policy, the remaining insurance under the Company’s policy, if any, could be insufficient to adequately insure the Company’s remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than the Company’s current policy.

•  If the Company is unable to promptly relet or renew leases as they expire, the Company’s cash flow and ability to service its indebtedness, if any, may be adversely affected. The Company is subject to the risks that upon expiration of leases for space located in its buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting, taking into account the cost of required renovations, may be less favorable than the current lease terms. If the Company is unable to promptly relet, or renew the leases for, a substantial portion of the space located in the Company’s buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if the Company’s reserves for these purposes prove inadequate, the Company’s cash flow and ability to service the Company’s indebtedness, if any, may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company maintains its principal executive offices at 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661. The cost for this space is included in the $7,500 per-month fee Grubb & Ellis charges the Company for general and administrative services. The Company believes, based on rents and fees for similar services in the Chicago metropolitan area, that the fee charged by the Company’s corporate stockholder is at least as favorable as the Company could have obtained from an unaffiliated person. The Company considers its current office space, combined with the other office space otherwise available to its executive officers, adequate for the Company’s current operations.

Item 3.	Legal Proceedings

There is no litigation currently pending or, to the knowledge of management, contemplated against the Company or any of its officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

GRUBB & ELLIS REALTY ADVISORS, INC.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

The Company’s units, common stock and warrants have been traded on the American Stock Exchange (“AMEX”) under the symbols “GAV.U,” “GAV” and “GAV.WS,” respectively since February 28, 2006, March 27, 2006 and March 27, 2006, respectively. The following table sets forth the high and low sales prices of the Company’s securities from the commencement date of trading through June 30, 2006 as reported by the AMEX for each quarter of the fiscal year ended June 30, 2006.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

First Quarter*	—	—	—	—	—	—
Second Quarter*	—	—	—	—	—	—
Third Quarter* (January 1 — February 27)	—	—	—	—	—	—
Third Quarter (February 28 — March 31)	$6.60	$6.05	$5.55	$5.45	$0.65	$0.49
Fourth Quarter	$6.95	$6.20	$5.80	$5.45	$0.65	$0.45

*	No amounts are included as none of the Company’s securities commenced trading on the AMEX prior to February 28, 2006.

As of September 22, 2006, there were seven registered holders of the Company’s common stock and 29,834,403 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

No cash dividends were declared on the Company’s common stock during the fiscal year ended June 30, 2006. Future dividend policy will be determined by the Company’s Board of Directors based on the Company’s earnings, financial condition, capital requirements and other then existing conditions. It is not anticipated that cash dividends will be paid to holders of the Company’s stock in the foreseeable future.

Sales of Unregistered Securities

The Company sold 5,876,069 shares of common stock to its corporate sponsor, Grubb & Ellis, for $2.5 million prior to the sale of its common stock to the public.

Sale of Registered Securities

As of March 3, 2006, the Company had sold 23,958,334 Units, which includes 3,125,000 additional Units sold to cover over-allotments pursuant to a public offering. Of the 23,958,334 Units offered, 22,291,667 Units were sold to the public and 1,666,667 Units were sold to Kojaian Holdings, L.L.C., an entity affiliated with the Chairman of the Board of both the Company and its corporate sponsor. Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $143,750,004. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-129190). The Securities and Exchange Commission declared the registration statement effective on February 27, 2006.

The Company incurred $9,362,500 in underwriting fees and approximately $998,000 for costs and expenses related to the public offering. After deducting the underwriting fees and offering expenses, the total net proceeds to the Company were approximately $133,400,000. A portion of the net proceeds from the public offering ($132,325,004) was placed in a Trust Account along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The remaining net proceeds may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.

From March 3, 2006 through June 30, 2006, the Company used approximately $280,000 of the net proceeds that were not deposited into the Trust Account to fund operating activities that consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee of $7,500 paid to Grubb and Ellis. As of June 30, 2006, there was $139,628,364, including accrued interest of $2,128,360, held in the Trust Account.

The net proceeds that were deposited into the Trust Account, which totaled approximately $137.5 million, were invested in U.S. Treasury Bills.

Securities Authorized for Issuance Under Equity Compensation Plan Information

None.

Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the Company’s financial statements and notes thereto included in Part II, Item 8 of this Annual Report under “Financial Statements and Supplementary Data.”

Period from
September 7, 2005
(Date of Inception)
through June 30, 2006

Interest on cash and cash equivalents held in trust	$2,128,360
Net income allocable to common stock	920,433
Net income per weighted average common share outstanding:
— Basic	0.06
— Diluted	0.06

As of June 30, 2006

Consolidated Balance Sheet Data:
Investments held in trust	$139,628,364
Total assets	140,529,137
Common stock, subject to possible redemption	26,951,518
Total stockholders’ equity	109,947,088

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Annual Report contains statements that are forward looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure. Actual results could differ from those estimates.

Investments Held in Trust

The Company purchased U.S. Treasury Bills at a cost of approximately $137.5 million on March 3, 2006. The Company held these investments to maturity on August 31, 2006 at which time these funds, along with the accrued interest, were reinvested in U.S. Treasury Bills. The Company intends to hold these new investments to maturity on November 30, 2006. At June 30, 2006 the fair market value of the U.S. Treasury Bills approximated their carrying amount, which includes interest accrued through that date.

RESULTS OF OPERATIONS

For the period from September 7, 2005 (inception) through June 30, 2006, the Company generated net income of approximately $920,000, primarily due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred during the period, which consisted primarily of audit fees, stock-based compensation expense and insurance expense, and the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. The Business Combination must be a target acquisition with fair market value of at least 80% (excluding the amount held in the trust representing a portion of the fees of the underwriters, less the Company’s liabilities) of the net assets of the Company at the time of acquisition. Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. A portion of the net proceeds from the Offering ($132,325,004) was placed in a Trust Account along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amount held in the Trust Account totaled $137,500,004 and will be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.

For the period from September 7, 2005 (date of inception) through June 30, 2006, the Company generated cash and cash equivalents of approximately $784,000. Financing activities provided cash of approximately $138.6 million, primarily through the sale of common stock via the public offering and the initial sale to the corporate sponsor, as described above. The Company placed a significant portion of these funds into the Trust Account, which invested approximately $137.5 million into U.S. Treasury Bills. Cash used in operating activities, which totaled approximately $280,000, related primarily to insurance and audit fees and the monthly fee paid to Grubb & Ellis described below.

Grubb & Ellis, the Company’s corporate sponsor, has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination. In addition, as of March 2, 2006, Grubb & Ellis had loaned the Company $510,842 during the initial phase through direct payment of certain costs on behalf of the Company associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Grubb & Ellis Realty Advisors, Inc.

We have audited the accompanying balance sheet of Grubb & Ellis Realty Advisors, Inc. (a development stage company) as of June 30, 2006, and the related statements of income, stockholders’ equity, and cash flows for the period from September 7, 2005 (date of inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grubb & Ellis Realty Advisors, Inc. at June 30, 2006, and the results of its operations and its cash flows for the period from September 7, 2005 (date of inception) through June 30, 2006 in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Chicago, Illinois
September 26, 2006

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

BALANCE SHEET
Junet 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$784,327
Investments held in trust	139,628,364
Prepaid expenses	116,446

Total assets	$140,529,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,940
Income taxes payable	618,808

Total current liabilities	674,748
Deferred underwriting discount	2,675,000

Total liabilities	3,349,748

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $144,646)	280,783

Total Commitments and Contingencies	27,232,301

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption)	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; 0 issued and outstanding	—
Additional paid-in capital	109,023,672
Earnings accumulated during the development stage	920,433

Total stockholders’ equity	109,947,088

Total liabilities and stockholders’ equity	$140,529,137

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

STATEMENT OF INCOME
for the period from September 7, 2005 (date of inception) through June 30, 2006

Cost and expenses
Operating expenses	$308,336

Other income
Interest on investments held in trust	2,128,360

Total other income	2,128,360

Income before provision for income taxes	1,820,024
Provision for income taxes	(618,808)

Net income	1,201,216
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(280,783)

Net income allocable to common stock	$920,433

Net income per weighted average common share outstanding:
Basic-	$0.06

Diluted-	$0.06

Weighted average common shares outstanding exclusive of shares subject to possible redemption:
Basic-	14,634,497

Diluted-	14,634,497

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from September 7, 2005 (date of inception) through June 30, 2006

				Earnings
			Additional	Accumulated During
	Common Stock		Paid-In	the Development
	Shares	Amount	Capital	Stage	Total

Stock issuance on September 7, 2005 at $0.43	5,876,069	$588	$2,499,412		$2,500,000
Stock issuance on March 3, 2006 at $6.00	23,958,334	2,395	143,747,609		143,750,004
Proceeds from issuance of option to underwriters			100		100
Expenses of offering			(10,360,576)		(10,360,576)
Net proceeds subject to possible redemption of 4,789,271 shares	—	—	(26,951,518)		(26,951,518)
Stock-based compensation expense	—	—	88,645		88,645
Net income allocable to common stock for the period	—	—	—	$920,433	920,433

Balance — June 30, 2006	29,834,403	$2,983	$109,023,672	$920,433	$109,947,088

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
for the period from September 7, 2005 (date of inception) through June 30, 2006

Cash flows from operating activities
Net income allocable to common stock	$920,433
Adjustments to reconcile net income allocable to common stock to net cash used in operating activities:
Deferred tax benefit	(22,509)
Increase in deferred tax valuation allowance	22,509
Stock-based compensation expense	88,645
Deferred interest attributable to common stock subject to possible redemption	280,783
Accrued interest on investments held in trust	(2,128,360)
Increase in prepaid expenses	(116,446)
Increase in accounts payable	55,940
Increase in income taxes payable	618,808

Net cash used in operating activities	(280,197)

Cash flows from investing activities
Purchase of investments held in trust	(137,500,004)

Cash used in investing activities	(137,500,004)

Cash flows from financing activities
Proceeds from public offering, net	133,900,270
Proceeds from sale of common stock to founders	2,500,000
Proceeds from issuance of underwriter’s option	100
Deferral of underwriting fees	2,675,000
Repayment to corporate sponsor of loan for offering expenses	(510,842)

Net cash provided by financing activities	138,564,528

Net increase in cash and cash equivalents	784,327
Cash and cash equivalents — beginning of period	—

Cash and cash equivalents — end of period	$784,327

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

The Company will submit the Business Combination to its stockholders for approval. The Company will proceed with a Business Combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and (ii) public stockholders owning less than 20% of the shares sold in the offering both exercise their conversion rights and vote against a Business Combination. Public stockholders voting against a Business Combination will be entitled to convert their common stock into an amount of cash equal to their pro rata share of the Trust Account, including net interest earned but exclusive of the deferred underwriting discount, if the Business Combination is approved and completed. Such approval and completion of a Business Combination would result in the payment of the deferred underwriting discount of $2,675,000 to the underwriters. The initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to the Offering. Public stockholders who convert their common stock into their pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.

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

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Accounting Policies

Basis of Presentation

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Income taxes

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

Investments held in trust

The Company purchased U.S. Treasury Bills at a cost of approximately $137.5 million on March 3, 2006. The Company held these investments to maturity on August 31, 2006 at which time these funds, along with the accrued interest, were reinvested in U.S. Treasury Bills. The Company intends to hold these new investments to maturity on November 30, 2006. At June 30, 2006 the fair market value of the U.S. Treasury Bills approximated their carrying amount, which includes interest accrued through that date.

3.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share based payment” (“SFAS 123(R)”). SFAS 123(R)requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) upon formation, the adoption of which did not have a material impact on the financial statements of the Company. During the period ended June 30, 2006, the Company’s directors received, in the aggregate, 208,350 shares of the Company’s common stock from the initial shares acquired by the founding stockholder, at a price of $0.43 per share, which is equal to the consideration paid for the initial common stock issuance. Compensation expense related to these awards totaled $88,645.

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

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Initial Public Offering—(Continued)

any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given.

5.	Stockholders’ Equity

The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of June 30, 2006 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of June 30, 2006. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.

All common stock and common stock related information has been adjusted to give retroactive effect to a 1 for 1.441932 reverse stock split of the Company’s common stock effected February 3, 2006 and subsequent retroactive effect to a 1.25 for 1 forward stock split of the Company’s common stock effected February 23, 2006.

6.	Income Taxes

The provision for income taxes for the period from September 7, 2005 (date of inception) through June 30, 2006 is as follows:

Current provision	$(618,808)
Deferred benefit	22,509
Increase in valuation allowance	(22,509)

$(618,808)

The Company recorded a deferred tax asset in the amount of $22,509 related to state net operating loss carryforwards, which expire through 2018; however, the Company fully reserved this deferred tax asset due to the uncertainty in regards to the realization of this asset in future periods.

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

September 7, 2005
(Date of Inception)
Through June 30,
2006

Net income to common stockholders	$920,433

Basic earnings per common share:
Weighted average common shares outstanding	14,634,497

Net income per common share — basic	$0.06

Diluted earnings per common share:
Weighted average common shares outstanding	14,634,497
Effect of dilutive securities:
Warrants	—

Weighted average dilutive common shares outstanding	14,634,497

Net income per common share — diluted	$0.06

The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the later of February 27, 2007 or a successful Business Combination.

8.	Related Party Transactions

Grubb & Ellis Company (“Grubb & Ellis”) is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Grubb & Ellis also agreed to purchase up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to the agreement, Grubb & Ellis purchased 4,645,521 warrants through August 27, 2006, the new expiration date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. As of March 2, 2006, Grubb & Ellis had loaned the Company $510,842 during the initial phase through direct payment on behalf of the Company of certain costs associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering.

All of the officers of the Company are also officers of Grubb & Ellis. The officers and directors of the Company will not initially receive compensation from the Company; however, each of the directors of the Company received 41,670 shares from the initial shares purchased by Grubb & Ellis. In the event the Company effects a Business Combination, the Company has agreed to grant $250,000 worth of restricted shares of common stock to Mark W. Chrisman that will vest over three years based on certain conditions.

Grubb & Ellis has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of June 30, 2006, the Company had paid cumulative such fees

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions—(Continued)

totaling $30,000 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.

The Company has entered into a Master Agreement for Services (“MSA”) with Grubb & Ellis, whereby Grubb & Ellis will serve as the exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing. The initial term of the MSA is five years and is cancelable based on certain conditions as defined. The Company also entered into a Property Management Agreement (“PMA”) with Grubb & Ellis’ wholly owned subsidiary, Grubb & Ellis Management Services (“GEMS”), whereby GEMS will serve as sole exclusive managing agent for all real property acquired. The initial term of the PMA is 12 months and will automatically renew unless notice is given within 30 days prior to the end of the term. Either party can terminate with 60 days notice and based on various conditions as defined within the PMA. Finally, the Company has entered into a Master Agreement for Project Management Services with GEMS. The Project Management Agreement contains a 60-day cancellation provision by either party.

9.	Selected Quarterly Financial Data

	Fiscal Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating loss	$—	$—	$(83,627)	$(224,709)

Net income allocable to common stock	$—	$—	$215,343	$705,090

Income (loss) per common share:	$—	$—	$0.02	$0.02

Weighted average common shares outstanding	—	—	13,329,773	29,834,403

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effective as of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

GRUBB & ELLIS REALTY ADVISORS, INC.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company’s current directors and executive officers are as follows:

Name	Age	Position

C. Michael Kojaian	44	Chairman of the Board
Mark E. Rose	43	Director, Chief Executive Officer and Secretary
Shelby E. Sherard	36	Chief Financial Officer
William H. Downey	61	Director
Melvin F. Lazar	67	Director
Alan M. Stillman	44	Director

C. Michael Kojaian has served as the Company’s chairman of the board since the Company’s inception. Mr. Kojaian has been Chairman of the Board of Directors of Grubb & Ellis since June 2002. He has been the President of Kojaian Ventures, L.L.C. and also Executive Vice President, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, for more than five years. He has also been a director of Arbor Realty Trust, Inc., since June 2003.

Mark E. Rose has served as the Company’s Chief Executive Officer, Secretary and as a member of the Company’s Board of Directors since the Company’s inception. Mr. Rose has served as a director and the Chief Executive Officer of Grubb & Ellis since March 2005. From 1993 to 2005, Mr. Rose served in various positions with Jones Lang LaSalle, including serving as Chief Innovation Officer from 2000 to 2002, as Chief Financial Officer of the Americas from 2002 to 2003, and as Chief Operating Officer and Chief Financial Officer of the Americas in 2003 through his departure in 2005. Prior to joining Jones Lang LaSalle, Mr. Rose was the Chairman and Chief Executive Officer of the U.S. Real Estate Investment Trust of the British Coal Corporation Pension Funds, where he oversaw the management and subsequent disposal of a $1 billion portfolio real estate assets. Mr. Rose serves on the Board of Directors of the Chicago Shakespeare Theater, Chicago Botanic Garden, and the Chicago Central Area Committee.

Shelby E. Sherard has served as the Company’s Chief Financial Officer since October 2005, when she also became, at that time, the Chief Financial Officer of Grubb & Ellis. Ms. Sherard served from 2002 through 2005 as the Chief Financial Officer and Senior Vice President of Sitestuff, Inc., a company based in Austin, Texas, which provides procurement solutions for the commercial real estate industry. From 2000 to 2002, Ms. Sherard served as an Associate in the Investment Banking division at Morgan Stanley, where she focused on Global Power & Utilities, Real Estate and Mergers and Acquisitions. From 1994 to 1998, Ms. Sherard served in the Corporate Finance Group at La Salle Partners Incorporated (now Jones Lang La Salle Incorporated), initially serving as a Financial Analyst until her promotion to Associate in 1996.

William H. Downey has served as a member of the Company’s board of directors since October 2005. Since October 2003, Mr. Downey has served as the President, Chief Operating Officer and member of the board of directors of Great Plains Energy Incorporated, a NYSE listed company based in Kansas City, Missouri. In 2000, Mr. Downey joined Kansas City Power & Light Company, a full-service energy provider, where he initially served as Executive Vice President and President of KCPL Delivery. In May 2002, KCPL became part of Great Plains Energy, a holding company where Mr. Downey served as Executive Vice President and President of KCPL. In October 2003, Mr. Downey was promoted to President and Chief Operating Officer of Great Plains Energy and President and Chief Executive Officer of Kansas City Power & Light, and was also elected to Great Plains Energy’s board of directors. Since 2002, Mr. Downey has served on the board of directors of Enterprise Financial Services Corp., a publicly traded financial holding company. Mr. Downey received a B.S. from Boston University, a M.S. from Columbia University and a M.B.A. from the University of Chicago.

Melvin F. Lazar has served as a member of the Company’s Board of Directors since October 2005. Mr. Lazar is the founder of Lazar Levine & Felix LLP, a certified public accounting firm that also provides business consultations. Mr. Lazar retired as a partner of Lazar Levine & Felix LLP on October 1, 2002. Mr. Lazar is currently a member of the Board of Directors and Chairman of the Audit Committee of Arbor Realty Trust, Inc., a New York Stock Exchange listed real estate investment trust and a member of the Board and Audit Committee of Enzo Biochem, Inc., a New York Stock Exchanged listed biotechnology company specializing in gene identification and regulation technologies for diagnostic and therapeutic applications.

Alan M. Stillman has served as a member of the Company’s Board of Directors since November 2005. Mr. Stillman joined the Southfield, Michigan law firm of Seyburn Kahn Ginn Bess and Serlin, P.C. in 1989 as an associate, and has been a shareholder of the firm since 1994. Mr. Stillman graduated from Michigan State University with honors in 1984, and received his J.D. from Wayne State University in 1987.

The Company’s board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The Company’s Bylaws provide that the number of directors which may constitute the board of directors shall not be less than one or more than nine. The term of office of the first class of directors, consisting of William H. Downey, will expire at the Company’s first annual meeting of stockholders. The term of office of the second class of directors, consisting of Melvin F. Lazar and Alan M. Stillman, will expire at the second annual meeting. The term of the third class of directors, consisting of C. Michael Kojaian and Mark E. Rose, will expire at the third annual meeting.

Other Significant Employees

Mark W. Chrisman has served as Executive Vice President of Capital Transactions of Grubb & Ellis since January 2006. During 2005, Mr. Chrisman was a principal at Sterling Real Estate Partners. During the more than eight year period prior to joining Sterling Real Estate Partners, Mr. Chrisman served in the capital transactions group at Trizec Properties, Inc., serving as Vice President from 2000 to 2005 and Director of the Western Region from 1997 to 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, the chief accounting officer and stockholders holding 10% or more of the Company’s voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of Company securities, and to send copies of these filings to the Company. To the Company’s knowledge, based upon review of copies of such reports the Company has received and based upon written representations that no other reports were required, during the period from September 7, 2005 through June 30, 2006, the Insiders complied with all Section 16(a) filing requirements applicable to them.

Director Independence

The Company’s board of directors has determined that William H. Downey, Melvin F. Lazar and Alan M. Stillman, a majority of the directors on the Company’s board, are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Securities Exchange Act. By “independent director,” the Company means a person other than an officer or employee of the Company’s or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective upon consummation of the offering, an audit committee of the board of directors was established, which consists of Mr. Lazar, as chairman, and Messrs. Downey and Stillman, each of whom is an independent director. The audit committee’s duties, which are specified in the Company’s Audit Committee Charter, include, but are not limited to:

•	serving as an independent and objective party to monitor the Company’s financial reporting process, audits of the Company’s financial statements and internal control system;

•	reviewing and appraising the audit efforts of the Company’s independent registered public accounting firm and internal finance department; and

•	providing an open avenue of communications among the Company’s independent registered public accounting firm, financial and senior management, the Company’s internal finance department, and the board of directors.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Lazar satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officers and principal financial officer and complies with the required standards of the Sarbanes-Oxley Act of 2002. Accordingly, the Company’s code of ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the code, and accountability.

Item 11.	Executive Compensation

No executive officer has received any cash compensation for services rendered to the Company. Commencing on February 27, 2006, the effective date of the registration statement, through the acquisition of a target acquisition, the Company pays Grubb & Ellis a fee of $7,500 per month for providing the Company with office space and certain office and secretarial services. However, this arrangement is solely for the Company’s benefit and is not intended to provide such compensation in lieu of fees. Grubb & Ellis may also earn fees pursuant to a long term brokerage services agreement, a long term facilities management agreement and a long term project management agreement for providing the Company certain services prior to and following the consummation of the Business Combination. Other than the restricted stock to be issued to Mr. Chrisman, a member of the Company’s Investment Committee and Executive Vice President of Capital Transactions of Grubb & Ellis, in the event of and upon consummation of the Business Combination and the fees payable to Grubb & Ellis pursuant to the agreements described above, no compensation of any kind, including finders, consulting fees or other similar compensation, will be paid to any of the Company’s existing officers, directors, stockholders or any of their respective affiliates, prior to or in connection with a Business Combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than the Company’s board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, the Company will generally not have the benefit of independent directors examining the propriety of expenses incurred on the Company’s behalf and subject to reimbursement. Since its formation, the Company has not granted any stock options or stock appreciation rights or any awards under long-term incentive plans to its directors, officers or employees, other than the Company’s common stock that was transferred to each director from initial holdings of Grubb & Ellis as described in Item 13. below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of September 22, 2006 by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;

•	each of the Company’s officers and directors; and

•	all the Company’s officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The Company has relied upon the statements filed by the respective beneficial owners with the SEC through September 25, 2006, pursuant to Section 13(d) or 13(g) of the Exchange Act, and has no reason to believe that such information is not complete or accurate or that a statement or amendment should have been filed and was not.

	Amount and Nature of
Name and Address of Beneficial Owner(1)	Beneficial Ownership(2)	Percent of Class

Grubb & Ellis Company	5,667,719	19.00%
Fir Tree Recovery Master Fund, L.P.(3)	2,635,200	8.83%
Sapling, LLC(3)	2,635,200	8.83%
Fir Tree Inc.(3)	2,635,200	8.83%
Amaranth LLC(4)	1,859,900	6.23%
Amaranth Global Equities Master Fund Limited(4)	1,859,900	6.23%
Amaranth Advisors L.L.C.(4)	1,859,900	6.23%
Nicholas M. Maounis(4)	1,859,900	6.23%
Kojaian Ventures, L.L.C.(5)(6)	1,666,667	5.59%
JGD Management Corp.(7)	1,600,000	5.36%
Millenco, L.P.(8)	1,580,100	5.30%
Millennium Management, L.L.C.(8)	1,580,100	5.30%
Israel A. Englander(8)	1,580,100	5.30%
Mark E. Rose	91,670	*
William Downey	41,670	*
C. Michael Kojaian(5)	41,670	*
Melvin F. Lazar	41,670	*
Alan M. Stillman	41,670	*
All Directors and Additional Officers as a Group	258,350	*

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the stockholders is 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership. Beneficially owned shares do not include any warrants which are exercisable only upon the later of February 27, 2007 or the successful completion of a Business Combination.

(3)	Fir Tree Recovery Master Fund, L.P. (“Fir Tree Recovery”) is the sole member of Sapling, LLC (“Sapling”), and Fir Tree Inc. is the investment manager of both Fir Tree Recovery and Sapling. Pursuant to the rules established under Securities Exchange Act of 1934, the foregoing parties may be deemed to be a “group” as defined in Section 13(d) of such Act. Fir Tree Recovery may direct the vote and disposition of 837,730 shares of Company common stock and Sapling may direct the vote and disposition of 1,797,470 shares of Company common stock. The address of each of these shareholders is 535 Fifth Avenue, 31st Floor, New York City, New York 10017.

(4)	Amaranth Advisors L.L.C. is the trading advisor for each of Amaranth LLC and Amaranth Global Equities Master Fund Limited and has been granted investment discretion over portfolio investments, including the Company’s common stock held by each of them. Mr. Maounis is the managing member of Amaranth Advisors L.L.C. and may, by virtue of his position as managing member, be deemed to have power to direct the vote and disposition of the Company common stock held for each of Amaranth LLC and Amaranth Global Equities Master Fund Limited. Each of Amaranth LLC and Amaranth Global Equities Master Fund Limited has shared voting and dispositive power over an aggregate of 1,859,900 shares of Company common stock. Pursuant to the rules established under Securities Exchange Act of 1934, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of such Act. The address of each of these shareholders is One American Lane, Greenwich, Connecticut 06831.

(5)	C. Michael Kojaian, the Chairman of the Company’s Board of Directors, is affiliated with Kojaian Ventures, L.L.C. Pursuant to the rules established under Securities Exchange Act of 1934, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of such Act.

(6)	The address of Kojaian Ventures, L.L.C. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(7)	JGD Management (“JGD”) may be deemed to have beneficial ownership over 1,600,000 shares of Company common stock owned directly by York Investment Limited (“York Investment”). JGD and its affiliate, York Offshore Holdings Limited, the investment manager of York Investment, form part of the York Capital Management family of investment advisory entities, which provides investment advisory and administrative services to pooled investment vehicles, including, but not limited to, York Investment. The address of JGD Management Corp. is c/o York Capital Management, 767 Fifth Avenue, 17th Floor, New York City, New York 10153.

(8)	Millennium Management, L.L.C (“Millennium”) is the general partner of Millenco, L.P. (“Millenco,” which directly owns 1,580,100 shares of Company common stock) and consequently may be deemed to be a beneficial owner of the Company’s securities owned by Millenco. Mr. Englander is the managing member of Millennium and, as a result, may be deemed to be a beneficial owner of any securities of the Company deemed to be beneficially owned by Millennium. The address of each of these shareholders is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York City, New York 10103.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions

In October 2005, the Company issued 5,876,069 shares of its common stock to Grubb & Ellis for $2,500,000 in cash, at a purchase price of approximately $0.43 share. Grubb & Ellis subsequently transferred a portion of its shares of the Company’s common stock to the individuals and in the amounts set forth below:

	Number
Name	of Shares	Relationship to Us

Grubb & Ellis Company	5,667,719	Stockholder
C. Michael Kojaian	41,670	Chairman of the Board
Mark E. Rose	41,670	Director, Chief Executive Officer and Secretary
William Downey	41,670	Director
Melvin F. Lazar	41,670	Director
Alan M. Stillman	41,670	Director

As part of the Company’s initial public offering, the Company sold 1,666,667 Units to Kojaian Ventures, L.L.C., an entity affiliated with C. Michael Kojaian, the Chairman of the Company’s Board of Directors and the Chairman of the Board of Directors of the Company’s corporate stockholder, at a per unit price of $6.00.

Grubb & Ellis agreed with Deutsche Bank Securities Inc to purchase up to $3,500,000 of the Company’s warrants in the public marketplace on behalf of Grubb & Ellis if the public marketplace price was $0.70 or less per warrant during the period commencing May 3, 2006 through June 28, 2006. On June 28, 2006, Grubb & Ellis agreed to a sixty-day extension of this agreement. Pursuant to the agreement, Grubb & Ellis purchased 4,645,521 warrants through August 27, 2006, the new expiration date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant.

The Company has engaged Grubb & Ellis to provide the Company brokerage services upon completion of the offering, and Grubb & Ellis Management Services, Inc., its wholly owned subsidiary, to provide the Company with property management and project management services following the consummation of a Business Combination. Pursuant to that certain Master Agreement for Services, Grubb & Ellis will act as the Company’s exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing at the customary prevailing rates in the market where the applicable property is located. The Master Agreement for Services has an initial term of five years. Pursuant to that certain Property Management Agreement, Grubb & Ellis Management Services, Inc. will serve as the Company’s sole exclusive managing agent for all real property the Company acquires. The Property Management Agreement has an initial term of 12 months and entitles Grubb & Ellis Management Services, Inc. to a monthly management fee equal to the greater of (a) three percent (3%) (or more depending on certain circumstances) of a property’s monthly gross cash receipts from the operations of the property, or (b) a minimum monthly fee to be determined by mutual agreement and includes reimbursement for salaries and other expenses that are directly related to managing the asset or assets. Grubb & Ellis Management Services, Inc. has also been retained by the Company to perform at the Company’s request project management services, including consulting and project management of interior office space and/or building infrastructure improvements, under that certain Master Agreement for Project Management Services. Such agreement will remain in effect until terminated by either party with or without cause upon sixty (60) days prior written notice. For each project under the Master Agreement for Project Management Services, Grubb & Ellis Management Services, Inc. will receive a fee equal to five percent (5%) of the total project costs, including without limitation, all costs of architects, engineers, consultants involved in design and construction, and all construction costs and, under certain circumstances, reimbursement for salaries and benefits of staff assigned to such project along with their travel expenses and project management software costs. Grubb & Ellis has also agreed that, commencing on the effective date of the registration statement through the consummation of a Business Combination or the Company’s liquidation, it will make available to the Company a small amount of office space and certain office and secretarial services, as the Company may require from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. The Company believes that the fees charged by Grubb & Ellis and Grubb & Ellis Management Services, Inc. for the foregoing services are at least as favorable as the Company could have obtained from an unaffiliated person.

Grubb & Ellis advanced an aggregate of $510,842 to the Company as of the effective date of the registration statement to cover expenses related to the offering. The loans were repaid without interest on March 3, 2006 from net proceeds upon the closing of the initial public offering.

The Company will reimburse the Company’s officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on the Company’s behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by the Company, which will be reviewed only by the Company’s board or a court of competent jurisdiction if such reimbursement is challenged.

In the event the Company effects a Business Combination, the Company has agreed to grant Mark W. Chrisman, a member of the Company’s Investment Committee and Executive Vice President of Capital Transactions of Grubb & Ellis, $250,000 worth of restricted shares of the Company’s common stock based on the per share price that is equal to the average of the high and low market price of the Company’s common stock on the date the Business Combination is consummated. Such shares shall vest in three equal installments of thirty-three and one-third percent (33 1/3%) on the date the Business Combination is consummated and on the second and third anniversaries of such date, subject to Mr. Chrisman continuing to be employed by Grubb & Ellis on such dates.

Other than the restricted stock to be issued to Mr. Chrisman in the event of and upon the consummation of a Business Combination, the fees payable to Grubb & Ellis pursuant to a long term brokerage services agreement, a long term facilities management agreement, a long term project management agreement and an agreement to provide general and administrative services and the reimbursable out-of-pocket expenses payable to the Company’s officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, will be paid to any of the Company’s existing stockholders, officers or directors who owned the Company’s common stock prior to the offering, or to any of their respective affiliates prior to or with respect to a Business Combination.

All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates, including loans by the Company’s officers and directors, will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of the Company’s uninterested “independent” directors (to the extent the Company has any) or the members of the Company’s board who do not have an interest in the transaction, in either case who had access, at the Company’s expense, to the Company’s attorneys or independent legal counsel. The Company will not enter into any such transaction unless the Company’s disinterested “independent” directors (or, if there are no “independent” directors, the Company’s disinterested directors) determine that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties.

Neither Grubb & Ellis, nor its associated persons, has any direct or indirect affiliation or association with a member of the National Association of Securities Dealers, Inc.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP (“Ernst & Young”), independent public accountants, served as the Company’s auditors for the period from September 7, 2005 through June 30, 2006. Ernst & Young billed the Company the fees and costs set forth below for services rendered during the period from September 7, 2005 through June 30, 2006.

September 7, 2005
(Date of Inception)
through
June 30, 2006(1)

Audit Fees	$88,500
Audit Related Services Fees(2)(3):	130,600

Total	$219,100

(1)	All fees were approved by the audit committee of the Company’s board of directors.

(2)	Audit related services generally include services in connection with benefit plan audits, registration statements filed with the SEC and other transactions with respect to the Company’s securities, and accounting consultations.

(3)	$47,100 of these fees was paid by Grubb & Ellis on behalf of the Company. The Company repaid these fees without interest to Grubb & Ellis on March 3, 2006 from net proceeds upon the closing of the initial public offering.

GRUBB & ELLIS REALTY ADVISORS, INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1	.	The following Report of Independent Registered Public Accounting Firm and Financial Statements are submitted herewith:

Report of Independent Registered Public Accounting Firm

Balance Sheet at June 30, 2006

Statement of Income for the period from September 7, 2006 through June 30, 2006

Statement of Stockholders’ Equity for the period from September 7, 2006 through June 30, 2006

Statement of Cash Flows for the period from September 7, 2006 through June 30, 2006

Notes to Financial Statements

2	.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Financial Statements and therefore have been omitted.
3	.	Exhibits required to be filed by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
3.2	Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on February 6, 2006 (File No. 333-129190).

(4)	Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
4.2	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
4.5	Form of Underwriters’ Unit Purchase Option, incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).

(10)	Material Contracts

10.1	Letter Agreement between the Registrant and Grubb & Ellis Company, incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.2	Letter Agreement between the Registrant and C. Michael Kojaian, incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).

10.3	Letter Agreement between the Registrant and Mark E. Rose, incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.4	Letter Agreement between the Registrant and Shelby E. Sherard, incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.5	Letter Agreement between the Registrant and William H. Downey, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.6	Letter Agreement between the Registrant and Melvin F. Lazar, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.7	Letter Agreement between the Registrant and Alan M. Stillman, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant, incorporated by reference to Exhibit 10.8 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
10.10	Form of Letter Agreement between Grubb & Ellis Company and Registrant regarding administrative support, incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.12	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders, incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on February 6, 2006 (File No. 333-129190).
10.13	Form of Warrant Purchase Agreement between Grubb & Ellis Company and Deutsche Bank Securities Inc., incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.14	Master Agreement for Services, dated February 27, 2006, between Registrant and Grubb & Ellis Company, incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.15	Property Management Agreement, dated February 27, 2006, between Registrant and Grubb & Ellis Management Services, Inc., incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
10.16	Master Agreement for Project Management Services, dated February 27, 2006, between Registrant and Grubb & Ellis Management Services, Inc., incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.18	Form of Underwriters’ Unit Purchase Options, incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on February 6, 2006 (File No. 333-129190).

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31) Section 302 Certifications

(32) Section 906 Certification

(99) Other Information

99.1	Registrant’s Code of Ethics, incorporated by reference to Exhibit 99.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
99.2	Registrant’s Audit Committee Charter, incorporated by reference to Exhibit 99.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
99.3	Registrant’s Nominating Committee Charter, incorporated by reference to Exhibit 99.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Realty Advisors, Inc.
(Registrant)

/s/ Mark E. Rose Mark E. RoseChief Executive Officer(Principal Executive Officer)	September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark E. Rose Mark E. RoseChief Executive Officer and Director(Principal Executive Officer)	September 28, 2006

/s/ Shelby E. Sherard Shelby E. SherardChief Financial Officer(Principal Financial and Accounting Officer)	September 28, 2006

* William H. Downey, Director	September 28, 2006

* C. Michael Kojaian, Director	September 28, 2006

* Melvin F. Lazar, Director	September 28, 2006

* Alan M. Stillman, Director	September 28, 2006

/s/ Mark E. Rose
* By: Mark E. Rose, Attorney-in-Fact, pursuant to Powers Of Attorney

Grubb & Ellis Realty Advisors, Inc.

EXHIBIT INDEX (A)
for the fiscal year ended June 30, 2006

Exhibit

(24)	Powers of Attorney

(31) Section 302 Certifications

(32) Section 906 Certification

(A)  Exhibits incorporated by reference are listed in Item 14 (a) 3 of this Report