Form 10-Q
period 2006-09-30
Grubb & Ellis Realty Advisors, Inc.
filed 2006-11-14
CIK 1341769

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32753
GRUBB & ELLIS REALTY ADVISORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3426353

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 West Monroe Street, Suite 2800,
Chicago, IL 60661

(Address of principal executive offices)
(Zip Code)
(312) 698-6700

(Registrant’s telephone number, including area code)
No Change

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
Yes ☑ No ☐
29,834,403

(Number of shares outstanding of the registrant’s
common stock at November 10, 2006)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
BALANCE SHEETS
(unaudited)

	September 30, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$753,927	$784,327
Cash and cash equivalents held in trust	140,719,150	—
Investments held in trust	—	139,628,364
Interest receivable on cash and cash equivalents held in trust	579,405	—
Prepaid expenses	71,719	116,446

Total assets	$142,124,201	$140,529,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,068	$55,940
Income taxes payable	1,155,646	618,808

Total current liabilities	1,227,714	674,748
Deferred underwriting discount	2,675,000	2,675,000

Total liabilities	3,902,714	3,349,748

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $258,172 at September 30, 2006 and $144,646 at June 30, 2006)	501,158	280,783

Total commitments and contingencies	27,452,676	27,232,301

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption) at September 30, 2006 and June 30, 2006	2,983	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2006 and June 30, 2006	—	—
Additional paid-in capital	109,023,672	109,023,672
Earnings accumulated during the development stage	1,742,156	920,433

Total stockholders’ equity	110,768,811	109,947,088

Total liabilities and stockholders’ equity	$142,124,201	$140,529,137

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF INCOME
(unaudited)

		September 7, 2005
	Three Months	(Date of Inception)
	Ended	Through
	September 30,	September 30,
	2006	2006
Cost and expenses
Operating expenses	$91,255	$399,591

Other income
Interest on investments held in trust	1,670,191	3,798,551

Total other income	1,670,191	3,798,551

Income before provision for income taxes	1,578,936	3,398,960

Provision for income taxes	(536,838)	(1,155,646)

Net income	1,042,098	2,243,314

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(220,375)	(501,158)

Net income allocable to common stock	$821,723	$1,742,156

Net income per weighted average common share outstanding:
Basic -	$0.03	$0.10

Diluted -	$0.03	$0.10

Weighted average common shares outstanding exclusive of shares subject to possible redemption:

Basic -	29,834,403	18,238,598

Diluted -	29,834,403	18,238,598

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(unaudited)

		September 7, 2005
	Three Months	(Date of Inception)
	Ended	through
	September 30, 2006	September 30, 2006
Cash Flows from Operating Activities
Net income allocable to common stock	$821,723	$1,742,156
Adjustments to reconcile net income allocable to common stock to net cash provided by operating activities:
Deferred tax benefit	(6,661)	(29,170)
Increase in deferred tax valuation allowance	6,661	29,170
Stock-based compensation expense	—	88,645
Deferred interest attributable to common stock subject to possible redemption	220,375	501,158
Accrued interest on investments held in trust	2,128,360	—
Increase in interest receivable on cash and cash equivalents held in trust	(579,405)	(579,405)
(Increase) decrease in prepaid expenses	44,727	(71,719)
Increase in accounts payable	16,128	72,068
Increase in income taxes payable	536,838	1,155,646

Net cash provided by operating activities	3,188,746	2,908,549

Cash Flows from Investing Activities
Purchase of cash and cash equivalents held in trust	(140,719,150)	(140,719,150)
Purchase of investments held in trust	—	(137,500,004)
Maturity of investments held in trust	137,500,004	137,500,004

Net cash used in investing activities	(3,219,146)	(140,719,150)

Cash Flows from Financing Activities
Proceeds from public offering, net	—	133,900,270
Proceeds from sale of common stock to founders	—	2,500,000
Proceeds from issuance of underwriter’s option	—	100
Deferral of underwriting fees	—	2,675,000
Repayment to corporate sponsor of loan for offering expenses	—	(510,842)

Net cash provided by financing activities	—	138,564,528

Net increase in cash and cash equivalents	(30,400)	753,927
Cash and cash equivalents — beginning of period	784,327	—

Cash and cash equivalents — end of period	$753,927	$753,927

See notes to financial statements

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
1. Organization and Business Operations:
     Grubb & Ellis Realty Advisors, Inc. (the “Company”) is a blank check company organized for the purpose of acquiring, through a purchase, asset acquisition or other business combination (“Business Combination”), one or more United States commercial real estate properties and/or assets, principally industrial and office properties. The Company was incorporated in Delaware on September 7, 2005 and is a taxable C corporation under the Internal Revenue Code with a fiscal-year end of June 30. The Company is considered in the development stage and is subject to the risks associated with development stage companies.
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. A portion of the net proceeds from the Offering ($132,325,004) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amount held in the Trust Account totaled $137,500,004 and is being invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. As of September 30, 2006, the Trust Account holds approximately $140.7 million in U. S. Treasury Bills, with a maturity date of November 30, 2006. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.
     The Business Combination must be a target acquisition with fair value of at least 80% of the Company’s net assets (excluding the amount held in the trust representing a portion of the fees of the underwriters, less the Company’s liabilities) at the time of acquisition. There is no assurance the Company will be able to successfully effect a Business Combination. The Company will submit the Business Combination to its stockholders for approval. The Company will proceed with a Business Combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and (ii) public stockholders owning less than 20% of the shares sold in the offering both exercise their conversion rights and vote against a Business Combination. Public stockholders voting against a Business Combination will be entitled to convert their common stock into an amount of cash equal to their pro rata share of the Trust Account, including net interest earned but exclusive of the deferred underwriting discount, if the Business Combination is approved and completed. Such approval and completion of a Business Combination would result in the payment of the deferred underwriting discount of $2,675,000 to the underwriters. The initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to the Offering. Public stockholders who convert their common stock into their pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
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
2. Interim Period Reporting
     The accompanying unaudited financial statements include the accounts of Grubb & Ellis Realty Advisors, Inc. and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
     The financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
2. Interim Period Reporting (Continued)
contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.
     Prior year periods have not been presented in the Company’s Statements of Income and Cash Flows as the Company had no activities during that period.
     Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be achieved in future periods.
3. Initial Public Offering
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
4. Stockholders’ Equity
The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of September 30, 2006 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of September 30, 2006. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.
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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes
     The provision for income taxes for the period from September 7, 2005 (date of inception) through September 30, 2006 is as follows:

		September 7, 2005
	Three Months	(Date of Inception)
	Ended	Through
	September 30, 2006	September 30, 2006
Current provision	$(536,838)	$(1,155,646)
Deferred benefit	6,661	29,170
Increase in valuation allowance	(6,661)	(29,170)

	$(536,838)	$(1,155,646)

     The Company recorded a deferred tax asset in the amount of $29,170 as of September 30, 2006 related to state net operating loss carryforwards, which expire through 2018; however, the Company fully reserved this deferred tax asset due to the uncertainty in regards to the realization of this asset in future periods.
6. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

		September 7, 2005
	July 1, 2006	(Date of Inception)
	Through	Through
	September 30,	September 30,
	2006	2006
Net income to common stockholders	$821,723	$1,742,156

Basic earnings per common share:

Weighted average common shares outstanding	29,834,403	18,238,598

Net income per common share — basic	$0.03	$0.10

Diluted earnings per common share:

Weighted average common shares outstanding	29,834,403	18,238,598
Effect of dilutive securities:
Warrants	—	—

Weighted average dilutive common shares outstanding	29,834,403	18,238,598

Net income per common share — diluted	$0.03	$0.10

     The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the later of February 27, 2007 or a successful Business Combination.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
7. Related Party Transactions
     Grubb & Ellis Company (“Grubb & Ellis”) is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Grubb & Ellis also agreed to purchase up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to this warrant purchase program, Grubb & Ellis purchased an aggregate of 4,645,521 warrants through August 27, 2006, the new expiration date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. As of March 2, 2006, Grubb & Ellis had loaned the Company $510,842 during the initial phase through direct payment on behalf of the Company of certain costs associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering.
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
     Grubb & Ellis has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of September 30, 2006, the Company had paid cumulative such fees totaling $52,500 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.
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
     This Report contains statements that are forward looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.
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
     CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     A discussion of the Company’s critical accounting policies, which include the basis of presentation and investments held in trust, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to these policies in fiscal 2007.
     RESULTS OF OPERATIONS
     For the quarter ended September 30, 2006, the Company generated net income of approximately $822,000, primarily due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred during the period, which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, insurance expense, and the provision for income taxes.
     LIQUIDITY AND CAPITAL RESOURCES
     For the quarter ended September 30, 2006, cash and cash equivalents decreased by $30,400 due to the payment of operating expenses which consisted primarily of professional fees and the monthly fee paid to Grubb & Ellis Company. Net cash provided by operating activities was generated primarily from interest income received on the Company’s investments held in trust. This income, along with the proceeds from the maturity of the investment held in trust totaled approximately $140.7 million and was reinvested in U.S. Treasury Bills during the quarter.

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
     Item 4. Controls and Procedures
     Effective as of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 1, 3, 4 and 5 are not applicable
for the quarter ended September 30, 2006)

Item 1A. Risk Factors
     A discussion of the factors that could adversely affect the Company’s ability to obtain favorable results and maintain or increase stockholder value, among other things, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial may also materially adversely affect the Company’s business financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. On March 3, 2006, the Company closed the Offering of 23,958,334 units (“Units”), which represents the Company’s base offering of 20,833,334 units plus the exercise of the over-allotment option by the underwriters for an additional 3,125,000 Units. Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $143,750,004. Deutsche Bank Securities Inc. acted as lead underwriter. The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-129190).
     The Company paid a total of $6,687,500 in underwriting discounts and commissions, and approximately $998,000 has been paid for costs and expenses related to the offering. The payment of $2,675,000 in additional underwriting discounts and commissions is being deferred.
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the Offering were approximately $133,400,000, of which $132,325,004 (or $5.52 per Unit sold in the offering) was deposited into a trust account along with the initial capital from the founding stockholder of $2,500,000 and the deferred underwriting discount of $2,675,000. As of September 30, 2006, there were $140,719,150 of cash and cash equivalents held in the trust account. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, for a Business Combination and for continuing general and administrative expenses.
Item 6. Exhibits
(31) Section 302 Certifications
(32) Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS REALTY ADVISORS, INC.
(Registrant)

Date: November 14, 2006	/s/ Shelby E. Sherard
Shelby E. Sherard
Chief Financial Officer

Grubb & Ellis Realty Advisors, Inc.
EXHIBIT INDEX
for the quarter ended September 30, 2006

Exhibit

(31)	Section 302 Certifications

(32)	Section 906 Certification