Form 10-Q
period 2006-12-31
Grubb & Ellis Realty Advisors, Inc.
filed 2007-02-14
CIK 1341769

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
(Number of shares outstanding of the registrant’s
common stock at February 9, 2007)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
BALANCE SHEETS
(unaudited)

	December 31, 2006	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$650,614	$784,327
Cash and cash equivalents held in trust	142,883,034	—
Investments held in trust	—	139,628,364
Interest receivable on cash and cash equivalents held in trust	194,170	—
Prepaid expenses	29,249	116,446

Total assets	$143,757,067	$140,529,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,638	$55,940
Income taxes payable	1,718,447	618,808

Total current liabilities	1,768,085	674,748
Deferred underwriting discount	2,675,000	2,675,000

Total liabilities	4,443,085	3,349,748

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $379,060 at December 31, 2006 and $144,646 at June 30, 2006)	735,822	280,783

Total commitments and contingencies	27,687,340	27,232,301

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption) at December 31, 2006 and June 30, 2006	2,983	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2006 and June 30, 2006	—	—
Additional paid-in capital	109,023,672	109,023,672
Earnings accumulated during the development stage	2,599,987	920,433

Total stockholders’ equity	111,626,642	109,947,088

Total liabilities and stockholders’ equity	$143,757,067	$140,529,137

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF INCOME
(unaudited)

			September 7,
			2005
			(Date of
	Three Months	Six Months	Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2006	2006	2006
Cost and expenses
Operating expenses	$123,353	$214,608	$522,944

Other income
Interest on investments held in trust	1,778,649	3,448,840	5,577,200

Total other income	1,778,649	3,448,840	5,577,200

Income before provision for income taxes	1,655,296	3,234,232	5,054,256

Provision for income taxes	(562,801)	(1,099,639)	(1,718,447)

Net income	1,092,495	2,134,593	3,335,809

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(234,664)	(455,039)	(735,822)

Net income allocable to common stock	$857,831	$1,679,554	$2,599,987

Net income per weighted average common share outstanding:

Basic —	$0.03	$0.06	$0.13

Diluted —	$0.03	$0.06	$0.13

Weighted average common shares outstanding exclusive of shares subject to possible redemption:

Basic —	29,834,403	29,834,403	20,461,128

Diluted —	29,834,403	29,834,403	20,461,128

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(unaudited)

		September 7,	September 7,
		2005	2005
		(Date of	(Date of
		Inception)	Inception)
	Six Months	through	through
	Ended December	December 31,	December 31,
	31, 2006	2005	2006
Cash Flows from Operating Activities
Net income allocable to common stock	$1,679,554		$2,599,987
Adjustments to reconcile net income allocable to common stock to net cash provided by operating activities:
Deferred tax benefit	(15,666)		(38,175)
Increase in deferred tax valuation allowance	15,666		38,175
Stock-based compensation expense	—		88,645
Deferred interest attributable to common stock subject to possible redemption	455,039		735,822
Accrued interest on investments held in trust	2,128,360		—
Increase in interest receivable on cash and cash equivalents held in trust	(194,170)		(194,170)
(Increase) decrease in prepaid expenses	87,197		(29,249)
Increase (decrease) in accounts payable	(6,302)		49,638
Increase in income taxes payable	1,099,639		1,718,447

Net cash provided by operating activities	5,249,317		4,969,120

Cash Flows from Investing Activities
Net purchases of cash and cash equivalents held in trust	(142,883,034)		(142,883,034)
Purchase of investments held in trust			(137,500,004)
Maturity of investments held in trust	137,500,004		137,500,004

Net cash used in investing activities	(5,383,030)		(142,883,034)

Cash Flows from Financing Activities
Proceeds from public offering, net	—		133,900,270
Proceeds from sale of common stock to founders	—	$2,000,000	2,500,000
Proceeds from issuance of underwriter’s option	—	—	100
Deferral of underwriting fees	—	—	2,675,000
Repayment to corporate sponsor of loan for offering expenses	—	—	(510,842)

Net cash provided by financing activities	—	2,000,000	138,564,528

Net increase (decrease) in cash and cash equivalents	(133,713)	2,000,000	650,614
Cash and cash equivalents — beginning of period	784,327	—	—

Cash and cash equivalents — end of period	$650,614	$2,000,000	$650,614

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
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. A portion of the net proceeds from the Offering ($132,325,004) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amount placed in the Trust Account totaled $137,500,004 and is being invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. As of December 31, 2006, the Trust Account holds approximately $142.9 million in U. S. Treasury Bills, with a maturity date of March 22, 2007. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.
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
     The three and six month periods for the prior year have not been presented in the Company’s Statements of Income as the Company had no operations during those periods.
     Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be achieved in future periods.
3. Initial Public Offering
     As of March 3, 2006, the Company had sold 23,958,334 units (“Units”), which includes 3,125,000 additional Units sold to cover over-allotments pursuant to a public offering. Of the 23,958,334 Units offered, 22,291,667 Units were sold to the public and 1,666,667 Units were sold to Kojaian Holdings, L.L.C., an entity affiliated with the Chairman of the Board of both the Company and corporate sponsor. Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. Warrants become exercisable on the later of (a) one year from the effective date of the registration statement, or (b) the completion of a Business Combination. The warrants expire four years from the effective date of the registration statement. The warrants will be redeemable at a price of $0.01 per warrant upon 30 days prior notice and after the warrants become exercisable, only in the event the last sales price of the common stock is at least $8.50 per share for any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given.
4. Stockholders’ Equity
The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of December 31, 2006 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of December 31, 2006. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.
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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes
     The provision for federal and state income taxes for the six months ended December 31, 2006 and for the period from September 7, 2005 (date of inception) through December 31, 2006 is as follows:

		September 7, 2005
	Six Months	(Date of Inception)
	Ended	Through
	December 31, 2006	December 31, 2006
Current provision	$(1,099,639)	$(1,718,447)
Deferred benefit	15,666	38,175
Increase in valuation allowance	(15,666)	(38,175)

	$(1,099,639)	$(1,718,447)

     The Company recorded a deferred tax asset in the amount of $38,175 as of December 31, 2006 related to state net operating loss carryforwards, which expire through 2018; however, the Company fully reserved this deferred tax asset due to the uncertainty in regards to the realization of this asset in future periods.
6. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months		September 7, 2005
	Ended		(Date of Inception)
	December 31,	Six Months Ended	Through
	2006	December 31, 2006	December 31, 2006
Net income to common stockholders	$857,831	$1,679,554	$2,599,987

Basic earnings per common share:

Weighted average common shares outstanding	29,834,403	29,834,403	20,461,128

Net income per common share – basic	$0.03	$0.06	$0.13

Diluted earnings per common share:

Weighted average common shares outstanding	29,834,403	29,834,403	20,461,128
Effect of dilutive securities:
Warrants	—	—	—

Weighted average dilutive common shares outstanding	29,834,403	29,834,403	20,461,128

Net income per common share – diluted	$0.03	$0.06	$0.13

     The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the later of February 27, 2007 or a successful Business Combination.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
7. Related Party Transactions
     Grubb & Ellis Company (“Grubb & Ellis”) is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Pursuant to an agreement with Deutsche Bank Securities Inc., Grubb & Ellis also agreed to purchase, in the public marketplace, up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. Grubb & Ellis agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in the Company’s public offering. In addition, Grubb & Ellis further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to this warrant purchase program, Grubb & Ellis purchased an aggregate of 4,645,521 warrants through August 27, 2006, the extended date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. As of March 2, 2006, Grubb & Ellis had loaned the Company $510,842 during the initial phase through direct payment on behalf of the Company of certain costs associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering.
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
     Grubb & Ellis has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of December 31, 2006, the Company had paid cumulative such fees totaling $75,000 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.
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
     RESULTS OF OPERATIONS
     For the six months and quarter ended December 31, 2006, the Company generated net income of approximately $1,680,000 and $858,000, respectively, primarily due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred during the period, which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, insurance expense, and the provision for income taxes.
     LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended December 31, 2006, cash and cash equivalents decreased by approximately $134,000 due to the payment of operating expenses which consisted primarily of professional fees and the monthly fee paid to Grubb & Ellis Company. Net cash provided by operating activities was generated primarily from interest income received on the Company’s investments held in trust. This income, along with the proceeds from investment maturities, totaled approximately $142.9 million and was reinvested in short-term U.S. Treasury Bills during the six months.

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
     Item 4. Controls and Procedures
     Effective as of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 1, 3, 4 and 5 are not applicable
for the quarter ended December 31, 2006)

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
After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the Offering were approximately $133,400,000, of which $132,325,004 (or $5.52 per Unit sold in the offering) was deposited into a trust account along with the initial capital from the founding stockholder of $2,500,000 and the deferred underwriting discount of $2,675,000. As of December 31, 2006, there were $142,883,034 of cash and cash equivalents held in the trust account. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, for a Business Combination and for continuing general and administrative expenses.
Item 6. Exhibits
(31)      Section 302 Certifications
(32)      Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS REALTY ADVISORS, INC.
(Registrant)

Date: February 14, 2007	/s/ Donald D. Olinger
Donald D. Olinger
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Grubb & Ellis Realty Advisors, Inc.
EXHIBIT INDEX
for the quarter ended December 31, 2006

Exhibit

(31)	Section 302 Certifications

(32)	Section 906 Certification