Form 10-Q
period 2007-03-31
Grubb & Ellis Realty Advisors, Inc.
filed 2007-04-27
CIK 1341769

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes    ☑    No    ☐
29,834,403
(Number of shares outstanding of the registrant’s
common stock at April 26, 2007)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
BALANCE SHEETS
(unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$543,278	$784,327
Cash and cash equivalents held in trust	142,828,251	—
Investments held in trust	—	139,628,364
Interest receivable on cash and cash equivalents held in trust	194,917	—
Prepaid expenses	174,793	116,446

Total assets	$143,741,239	$140,529,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$423,580	$55,940
Income taxes payable	474,384	618,808

Total current liabilities	897,964	674,748
Deferred underwriting discount	2,675,000	2,675,000

Total liabilities	3,572,964	3,349,748

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $497,726 at March 31, 2007 and $144,646 at June 30, 2006)	966,174	280,783

Total commitments and contingencies	27,917,692	27,232,301

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption) at March 31, 2007 and June 30, 2006	2,983	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2007 and June 30, 2006	—	—
Additional paid-in capital	109,023,672	109,023,672
Earnings accumulated during the development stage	3,223,928	920,433

Total stockholders’ equity	112,250,583	109,947,088

Total liabilities and stockholders’ equity	$143,741,239	$140,529,137

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF INCOME
(unaudited)

				September	September
				7, 2005	7, 2005
				(Date of	(Date of
			Nine Months	Inception)	Inception)
	Three Months Ended		Ended	Through	Through
	March 31,		March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007
Cost and expenses
Operating expenses	$412,192	$83,627	$626,800	$83,627	$935,136

Other income
Interest on investments held in trust	1,745,963	500,756	5,194,803	500,756	7,323,163

Total other income	1,745,963	500,756	5,194,803	500,756	7,323,163

Income before provision for income taxes	1,333,771	417,129	4,568,003	417,129	6,388,027

Provision for income taxes	(479,478)	(135,719)	(1,579,117)	(135,719)	(2,197,925)

Net income	854,293	281,410	2,988,886	281,410	4,190,102

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(230,352)	(66,067)	(685,391)	(66,067)	(966,174)

Net income allocable to common stock	$623,941	$215,343	$2,303,495	$215,343	$3,223,928

Net income per weighted average common share outstanding:

Basic -	$0.02	$0.02	$0.08	$0.03	$0.15

Diluted -	$0.02	$0.02	$0.08	$0.03	$0.15

Weighted average common shares outstanding exclusive of shares subject to possible redemption:

Basic -	29,834,403	13,329,773	29,834,403	7,887,222	21,941,119

Diluted -	29,834,403	13,329,773	29,834,403	7,887,222	21,941,119

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
(unaudited)

		September 7,	September 7,
		2005	2005
		(Date of	(Date of
	Nine Months	Inception)	Inception)
	Ended March 31,	through	through
	2007	March 31, 2006	March 31, 2007
Cash Flows from Operating Activities
Net income allocable to common stock	$2,303,495	$215,343	$3,223,928
Adjustments to reconcile net income allocable to common stock to net cash provided by (used in) operating activities:
Deferred tax benefit	(40,175)	(6,105)	(62,684)
Increase in deferred tax valuation allowance	40,175	—	62,684
Stock-based compensation expense	—	17,583	88,645
Deferred interest attributable to common stock subject to possible redemption	685,391	66,067	966,174
Accrued interest on investments held in trust	2,128,360	(500,756)	—
Increase in interest receivable on cash and cash equivalents held in trust	(194,917)	—	(194,917)
Decrease in prepaid expenses	(58,347)	(157,781)	(174,793)
Increase in accounts payable	367,640	203,200	423,580
(Decrease) increase in income taxes payable	(144,424)	141,824	474,384

Net cash provided by (used in) operating activities	5,087,198	(20,625)	4,807,001

Cash Flows from Investing Activities
Net purchases of cash and cash equivalents held in trust	(142,828,251)	—	(142,828,251)
Purchase of investments held in trust	—	(137,500,004)	(137,500,004)
Maturity of investments held in trust	137,500,004	—	137,500,004

Net cash used in investing activities	(5,328,247)	(137,500,004)	(142,828,251)

Cash Flows from Financing Activities
Proceeds from public offering, net	—	133,900,270	133,900,270
Proceeds from sale of common stock to founders	—	2,500,000	2,500,000
Proceeds from issuance of underwriter’s option	—	100	100
Deferral of underwriting fees	—	2,675,000	2,675,000
Repayment to corporate sponsor of loan for offering expenses	—	(510,842)	(510,842)
Increase in accrued offering expenses	—	497,859	—

Net cash provided by financing activities	—	139,062,387	138,564,528

Net (decrease) increase in cash and cash equivalents	(241,049)	1,541,758	543,278
Cash and cash equivalents — beginning of period	784,327	—	—

Cash and cash equivalents — end of period	$543,278	$1,541,758	$543,278

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
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. A portion of the net proceeds from the Offering ($132,325,004) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amount placed in the Trust Account totaled $137,500,004 and is being invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. During March 2007, the Company used $1.8 million from the Trust Account to make estimated federal tax payments. As of March 31, 2007, the Trust Account holds approximately $142.8 million in U. S. Treasury Bills, with a maturity date of June 21, 2007. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.
     The Business Combination must be a target acquisition with fair value of at least 80% of the Company’s net assets (excluding the amount held in the trust representing a portion of the fees of the underwriters, less the Company’s liabilities) at the time of acquisition. There is no assurance the Company will be able to successfully effect a Business Combination. The Company will submit the Business Combination to its stockholders for approval. The Company will proceed with a Business Combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and (ii) public stockholders owning less than 20% of the shares sold in the offering both exercise their conversion rights and vote against a Business Combination. Public stockholders voting against a Business Combination will be entitled to convert their common stock into an amount of cash equal to their pro rata share of the Trust Account, including net interest earned (net of taxes) but exclusive of the deferred underwriting discount, if the Business Combination is approved and completed. Such approval and completion of a Business Combination would result in the payment of the deferred underwriting discount of $2,675,000 to the underwriters. The initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, prior to the Offering. Public stockholders who convert their common stock into their pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
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
     Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be achieved in future periods.
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
4. Stockholders’ Equity
The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of March 31, 2007 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of March 31, 2007. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.
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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
5. Income Taxes
     The provision for federal and state income taxes for the nine months ended March 31, 2007 and for the period from September 7, 2005 (date of inception) through March 31, 2007 is as follows:

		September 7, 2005	September 7, 2005
	Nine Months	(Date of Inception)	(Date of Inception)
	Ended	Through	Through
	March 31, 2007	March 31, 2006	March 31, 2007
Current provision	$(1,579,117)	$(141,824)	$(2,197,925)
Deferred benefit	40,175	6,105	62,684
Increase in valuation allowance	(40,175)	—	(62,684)

	$(1,579,117)	$(135,719)	$(2,197,925)

     The Company recorded a deferred tax asset in the amount of $62,684 as of March 31, 2007 related to state net operating loss carryforwards, which expire through 2019; however, the Company fully reserved this deferred tax asset due to the uncertainty in regards to the realization of this asset in future periods.
6. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

				September	September 7,
				7, 2005	2005
			Nine	(Date of	(Date of
			Months	Inception)	Inception)
	Three Months Ended		Ended	Through	Through
	March 31,		March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007
Net income to common stockholders	$623,941	$215,343	$2,303,495	$215,343	$3,223,928

Basic earnings per common share:
Weighted average common shares outstanding	29,834,403	13,329,773	29,834,403	7,887,222	21,941,119

Net income per common share – basic	$0.02	$0.02	$0.08	$0.03	$0.15

Diluted earnings per common share:
Weighted average common shares outstanding	29,834,403	13,329,773	29,834,403	7,887,222	21,941,119
Effect of dilutive securities:
Warrants	—	—	—	—	—

Weighted average dilutive common shares outstanding	29,834,403	13,329,773	29,834,403	7,887,222	21,941,119

Net income per common share – diluted	$0.02	$0.02	$0.08	$0.03	$0.15

     The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon a successful Business Combination.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
7. Related Party Transactions
     Grubb & Ellis Company (“Grubb & Ellis”) is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Pursuant to an agreement with Deutsche Bank Securities Inc., Grubb & Ellis also agreed to purchase, in the public marketplace, up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. Grubb & Ellis agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in the Company’s public offering. In addition, Grubb & Ellis further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to this warrant purchase program, Grubb & Ellis purchased an aggregate of 4,645,521 warrants through August 27, 2006, the extended date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. As of March 2, 2006, Grubb & Ellis had advanced on the Company’s behalf approximately $511,000 during the initial phase through direct payment of certain costs associated with the Offering. The advance was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering. In addition, as of March 31, 2007, Grubb & Ellis advanced on the Company’s behalf approximately $89,000 through direct payment of certain costs associated with the pursuit of target acquisitions. These costs, which are included in accounts payable in the March 31, 2007 balance sheet, were repaid without interest in April 2007.
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
     Grubb & Ellis has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of March 31, 2007, the Company had paid cumulative such fees totaling $97,500 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.
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
     RESULTS OF OPERATIONS
     For the nine months and quarter ended March 31, 2007, the Company generated net income of approximately $2,303,000 and $624,000, respectively, due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred, which consisted primarily of professional fees, costs associated with the pursuit of target acquisitions, the monthly fee paid to Grubb & Ellis Company, insurance expense and franchise taxes, and the provision for income taxes. For the period from September 7, 2005 (inception) through March 31, 2006, the Company generated net income of approximately $215,000 due to interest earned on investments held in trust. This income was also partially offset by operating expenses incurred which consisted primarily of professional fees, stock-based compensation expense and insurance expense, and the provision for income taxes.
     LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended March 31, 2007, cash and cash equivalents decreased by approximately $241,000 due to the payment of operating expenses which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, and the annual franchise tax. Net cash provided by operating activities was generated primarily from interest income received on the Company’s investments held in trust less estimated federal tax payments. This income less the estimated tax payments, along with the proceeds from investment maturities, totaled approximately $142.8 million and was reinvested in short-term U.S. Treasury Bills during the nine months.

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
     Item 4. Controls and Procedures
     Effective as of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 1, 3, 4 and 5 are not applicable
for the quarter ended March 31, 2007)

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
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the Offering were approximately $133,400,000, of which $132,325,004 (or $5.52 per Unit sold in the offering) was deposited into a trust account along with the initial capital from the founding stockholder of $2,500,000 and the deferred underwriting discount of $2,675,000. During March 2007, the Company used $1,800,000 from the trust account to make estimated federal tax payments. As of March 31, 2007, there were $142,828,251 of cash and cash equivalents held in the trust account. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions, for a Business Combination and for continuing general and administrative expenses.
Item 6. Exhibits
(31)	Section 302 Certifications

(32)	Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS REALTY ADVISORS, INC.
(Registrant)
Date: April 27, 2007	/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer

Grubb & Ellis Realty Advisors, Inc.
EXHIBIT INDEX
for the quarter ended March 31, 2007

Exhibit

(31)	Section 302 Certifications

(32)	Section 906 Certification