Form 10-K
period 2007-06-30
Grubb & Ellis Realty Advisors, Inc.
filed 2007-09-13
CIK 1341769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission file number: 001-32753

GRUBB & ELLIS REALTY ADVISORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3426353
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.	)

500 West Monroe Street, Suite 2800,
Chicago, IL 60661
(Address of principal executive offices) (Zip Code)

(312) 698-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered:

Units	American Stock Exchange
Common Stock, $0.0001 par value	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange

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
Large accelerated filer  ☐           Accelerated filer  ☑          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2006 was $125,947,918.

The number of shares outstanding of the registrant’s common stock as of September 6, 2007 was 29,834,403 shares.

GRUBB & ELLIS REALTY ADVISORS, INC.
FORM 10-K

GRUBB & ELLIS REALTY ADVISORS, INC.

Certain Terms

Throughout this document, unless otherwise specified or if the context otherwise requires:

•	The “Company”, “we”, “us”, “our”, “GERA” and “GAV” refers to Grubb & Ellis Realty Advisors, Inc. a blank check company organized under the laws of the State of Delaware on September 7, 2005.

•	“Grubb & Ellis” and “GBE” refer to Grubb & Ellis Company a corporation formed under the laws of the State of Delaware in 1980.

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

General

Grubb & Ellis Realty Advisors, Inc. was formed to acquire, through a purchase, or other business combination (a “Business Combination”), commercial real estate properties and/or assets. To-date GERA’s efforts were limited to organizational activities, completion of its initial public offering (“IPO”), the evaluation of possible Business Combinations and the negotiation of the LLC Acquisition Agreement with GBE as described below.

On March 3, 2006, the Company closed its IPO of 23,958,334 units (the “Units”). Of the Units offered, 22,291,667 Units were sold to the public and 1,666,667 Units were sold to Kojaian Ventures, L.L.C., an entity affiliated with the Chairman of the Board of both the Company and its corporate sponsor, Grubb & Ellis. Each Unit consists of one share of common stock and two warrants. Each warrant will entitle the holder to purchase one share of common stock for $5.00. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of approximately $143.8 million. After deducting the underwriting fees and offering expenses, the total net proceeds to the Company were approximately $133.4 million of which approximately $132.3 was placed in a trust account (“Trust Account”) along with the initial capital from Grubb & Ellis ($2.5 million) and a deferred underwriting discount (approximately $2.7 million). The net proceeds that were deposited into the Trust Account, which totaled approximately $137.5 million, were invested in U.S. Treasury Bills and continue to be invested in such type of securities through the ensuing months. As of June 30, 2007, there was approximately $143.8 million, including accrued interest of approximately $157,000 and net of taxes of approximately $2.6 million, held in the Trust Account. As of August 22, 2007, there was approximately $144.4 million held in the Trust Account.

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

The Company’s executive officers and directors have extensive experience in the real estate industry as executive officers, principals or directors in various real estate enterprises throughout the United States. Moreover, the Company’s corporate stockholder, Grubb & Ellis, is an established, publicly traded global integrated real estate services firm which, between its company-owned offices and affiliate network, includes nearly 5,500 professionals located in 40 states throughout the country. Although the Company does not have any preferential arrangements to consider business opportunities identified by Grubb & Ellis, the Company expects to leverage the extensive industry expertise, network of approximately 90 research professionals, nationwide contacts and experience of the Company’s corporate stockholder as well as the Company’s officers and directors in connection with the Company’s efforts to identify prospective target acquisitions.

The Company anticipates that other than executive oversight and direction provided by its Chief Executive Officer, Chief Financial Officer and Board of Directors, at least until the consummation of a Business Combination, and if one occurs, possibly thereafter, the Company’s day to day operations will be conducted primarily by employees of the Company’s corporate stockholder, Grubb & Ellis.

Properties Acquisition Proposal

Summary of Terms of the Properties Acquisition Proposal

GBE is the corporate sponsor and an affiliate of GERA. On October 2, 2006, GBE formed GERA Property Acquisition, LLC (“Property Acquisition”), a wholly owned subsidiary of GBE. Property Acquisition was formed as a holding company, which in turn established three separate wholly owned special purpose entities (the “SPE’s”), to acquire Abrams Centre located in Dallas, Texas (“Abrams Centre”), 6400 Shafer Court located in Rosemont, Illinois (“6400 Shafer”), and Danbury Corporate Center located in Danbury, Connecticut (the “Corporate Center”) (collectively the “Properties”) with the intention of re-selling them to GERA on a basis that is cost neutral to GBE.

On June 18, 2007, the Company entered into a membership interest purchase agreement (the “LLC Acquisition Agreement”) to acquire all of the issued and outstanding membership interests of Property Acquisition from GBE. The LLC Acquisition Agreement provides for a business combination transaction in which GERA will acquire Property Acquisition, which, in turn, owns 100% of the SPEs that own the Properties. On closing of the acquisition, GERA will acquire the Properties through its ownership of Property Acquisition. The consideration to be paid by GERA for the acquisition of Property Acquisition will represent the amounts invested in or advanced to Property Acquisition or any of the SPE’s by GBE to fund the aggregate purchase price paid by Property Acquisition for the Properties plus interest expense, imputed interest on cash advanced to Property Acquisition by GBE and costs and expenses associated with the evaluation, acquisition, financing and operation of the Properties.

GBE’s Investment in Property Acquisition

As of July 15, 2007, GBE’s investment in Property Acquisition was approximately $163.9 million. The investment in Property Acquisition consists of $120.5 million of mortgage debt secured by the Properties and an aggregate equity investment of approximately $43.4 million.

Property Acquisition purchased the Properties for an aggregate contract purchase price of $122.2 million ($20.0 million for the Dallas Property, $21.45 million for the Rosemont Property and $80.75 million for the Danbury Property) and as a result of adjustments at the closings of the purchases of the Properties received aggregate credits against the purchase prices of approximately $6.6 million. In addition, through July 15, 2007, Property Acquisition paid an aggregate of approximately $0.9 million in other direct acquisition costs. Imputed interest on amounts advanced by GBE to Property Acquisition through July 15, 2007 was approximately $1.6 million. In addition, Property Acquisition funded approximately $43.6 million of reserves and paid approximately $2.4 million in fees in connection with the mortgage loans discussed below for a total investment of approximately $163.9 million.

On June 15, 2007, simultaneously with the acquisition of the Danbury Property by GERA Danbury, LLC, Property Acquisition’s SPEs, have entered into mortgage loans from Wachovia Bank, N.A. totaling $120.5 million secured by the Properties. One mortgage loan is in the amount of $42.5 million, which is secured jointly by the Dallas Property and the Rosemont Property (the “Dallas and Rosemont Wachovia Loan”) (GBE has internally allocated approximately $22 million to the Rosemont Property and approximately $20.5 million to the Dallas Property), and the other mortgage loan is in the amount of $78 million which is secured by the Danbury Property (the “Danbury Wachovia Loan”; the Dallas and Rosemont Wachovia Loan and the Danbury Wachovia Loan, collectively, the “Wachovia Mortgage Loans”). The aggregate proceeds of the Wachovia Mortgage Loans were $120.5 million of which were used: (i) $72.3 million to pay the purchase price of the Danbury Property (net of closing adjustments); (ii) $43.6 million to fund required tax, insurance, interest, engineering, debt and leasing reserves which are held by Wachovia; (iii) $2.4 million to pay the lender’s fees and costs; and (iv) $2.2 million to reduce GBE’s aggregate equity in the Properties.

Purchase Price of Property Acquisition

If the Business Combination was consummated on July 15, 2007, the aggregate amount of consideration paid by GERA would be approximately $163.9 million consisting of cash of approximately $43.4 million (which is the amount of GBE’s equity in Property Acquisition as of such date) plus the indirect assumption of $120.5 million in debt under the Wachovia Mortgage Loans. The amount of cash consideration paid to GBE at the closing of the Business Combination will be adjusted pursuant to LLC Acquisition Agreement to reflect additional amounts invested in or advanced to Property Acquisition by GBE to fund the aggregate purchase price paid by Property Acquisition for the Properties plus interest expense, imputed interest through the closing date on cash advanced to Property Acquisition or any of the SPE’s by GBE and additional costs and expenses associated with the evaluation, acquisition, financing and operation of the Properties.

In addition, GERA and GBE have agreed that pursuant to the Services Agreement, GERA will pay GBE an acquisition fee equal to one percent of the acquisition price for each of the Properties. Accordingly, in addition to the LLC Purchase Price, at the closing of the LLC Acquisition Agreement, GERA shall pay GBE an acquisition fee of $1,222,000 with respect to the Properties.

Approval of the Properties Acquisition Proposal

GERA plans to complete the Business Combination promptly after the GERA special meeting provided that:

•	the requisite GERA stockholders have approved the Properties Acquisition Proposal;

•	holders of fewer than 20% of the shares of common stock issued in the IPO have voted against the Properties Acquisition Proposal and demanded conversion of their shares into cash; and

•	the other conditions specified in the LLC Acquisition Agreement have been satisfied or waived.

The Company refers to this proposal as the “Properties Acquisition Proposal.” GBE has already approved and adopted the LLC Acquisition Agreement. The Properties Acquisition Proposal has been approved by the Company’s Board of Directors and is subject to shareholder vote. The Properties Acquisition Proposal is one of several proposals included in a preliminary proxy statement on Schedule 14A filed and currently under review with the Unites States Securities and Exchange Commission.

Description of the Properties

Abrams Centre located in Dallas, Texas is comprised of a fifteen story, multi-tenant, Class B Property which was originally constructed in 1983 and was acquired by GERA Abrams Centre LLC on February 20, 2007. It consists of 325,616 square feet of rentable space and a parking ratio of 3.53 per 1,000 square feet. The property’s location has excellent regional accessibility with direct access to Dallas’ major highway systems. Currently, the property has a 54.2% occupancy rate. The purchase price of the property was $20,000,000.

6400 Shafer Court located in Rosemont, Illinois consists of a seven story, multi-tenant, Class B Property which was originally constructed in 1979 and renovated in 1990 and again in 2006. The property was acquired by GERA 6400 Shafer LLC on February 28, 2007. It consists of 179,343 square feet of rentable space with a parking ratio of 3.07 per 1,000 square feet. The property is easily accessible to O’Hare International Airport and Interstates 294 and 90. Currently, the property has an occupancy rate of 61%, 43% of which is comprised of three major tenants whose average remaining lease term is nine years. The purchase price of the property was $21,450,000.

The Danbury Corporate Center located in Danbury, Connecticut is comprised of fifteen four story, multi-tenant, Class A Properties which were constructed in 1981. The property is the former headquarters of Union Carbide, which made significant investments in improvements to the buildings on the property. The buildings have a total rentable space of 1,046,800 square feet and a parking ratio of 2.83 per 1,000 square feet. The Corporate Center has direct access to five major highway systems servicing New York, New York, New Haven, Connecticut and Rhode Island. Currently, the property has an occupancy rate of 65.3%, 58% of which consists of five major tenants with an average remaining lease term of eight years. The purchase price of the property was $80,750,000. At closing, $2,000,000 of the purchase price paid to Buildings Co. was placed in escrow to cover the cost of certain environmental remediation work on the Corporate Center, and upon completion of such remediation work, any remaining balance in such escrow account shall be remitted to Buildings Co. Furthermore, in addition to the LLC Purchase Price and acquisition fee GBE is to receive from GERA at the closing of the transactions contemplated by the LLC Acquisition Agreement, GBE received a commission from Buildings Co. (the seller of the Corporate Center) in an amount equal to 1% of the purchase price of the Corporate Center ($807,500) at the time of GBE’s acquisition of the Corporate Center.

The Company believes that at the time of acquisition, each of the Properties was under-leased. Additionally, the Properties were not managed to a level of similarly situated Class A Properties and Class B Properties. In connection with its due diligence review of the Properties, GBE identified that as a result of under management by the prior owners there were areas of significant operational under-management, such as, lack of attention to cleanliness, landscaping, tenant service and retention, and items of deferred maintenance on property operating systems (which we budgeted to update in our original underwriting and for loans which we believe adequate reserves have been reestablished in connection with the Wachovia Mortgage Loans). Furthermore, as part of the plan to reposition the Properties, the Company has budgeted to undertake certain cosmetic renovations at the Dallas Property and the Danbury Property (including lobby renovations, restroom upgrades and common area upgrades) and certain upgrades or replacements of original mechanical systems (including chillers, cooling towers, roofs and some elevator components) over a five-year period. The Company has also budgeted to replace the roof at the Rosemont Property within the first five years after consummation of the Business Combination.

Wachovia Mortgage Loans

Dallas and Rosemont Wachovia Loan

GERA Abrams Centre LLC and GERA 6400 Shafer LLC have received from Wachovia Bank, N.A. a mortgage loan in the amount of $42,500,000, which is secured by the Dallas Property and the Rosemont Property. In the event that the GERA stockholders approve the Properties Acquisition Proposal, GERA Abrams Centre LLC and GERA 6400 Shafer LLC will become our indirect wholly owned subsidiaries and the mortgage loan will remain in existence and continue to be secured by the Dallas Property and the Rosemont Property. The expected cash flows from the Properties together with a debt service reserve of approximately $5.6 million established under the Wachovia Mortgage Loans, which will be drawn over the term of the loans, result in a 1.0 debt service coverage during the life of the initial term of the loans. Upon maturity of the loans, if the Properties remain in their current condition, we will be able to repay the principal of the loans assuming that we can sell the Properties for what we paid for them. We have assumed that we expect to be able to sell the Properties at a price based on the then increased net operating income and assumed residual capitalization rates which are 150 basis points higher than the estimated residual capitalization rates for the Properties today. We would have the ability to repay the principal of the loans through a refinance or sale of the Properties. Certain principle terms of the Dallas and Rosemont Wachovia Loan are summarized below.

Initial Term and Extensions. The mortgage loan has an initial term of two (2) years with three extension options, each one year in length, subject to the satisfaction of certain conditions, including the purchase of an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%. Subject to the satisfaction of certain conditions, each of the extension options may be exercised without payment by Property Acquisition or any of its subsidiaries of any fee to the lender, provided that the borrower will be responsible for the payment of all costs and expenses (including reasonable attorneys’ fees) incurred by the lender in connection with any extension and for the payment of any costs incurred in connection with the extension or replacement of the interest rate cap.

Interest Rate and Fees; Interest Rate Cap; Prepayment Rights. Interest on the mortgage loan will be paid and adjusted monthly at a floating rate of interest per annum equal to the 30-day LIBOR plus a spread of 170 basis points. GERA Abrams Centre LLC and GERA 6400 Shafer LLC have purchased an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%, thereby locking the maximum interest rate on borrowings under the mortgage loan at 7.70% for the initial two year term of the mortgage loan. Prepayments of borrowings under the mortgage loan may not be made during the first year of the term.

Reserves. Pursuant to the mortgage loan, reserves in the amount of approximately $15.2 million have been established for the cost of certain capital expenditures, maintenance and repairs, leasing commissions and tenant improvements, rent concessions and debt service coverage. The reserves were funded from the proceeds of the Wachovia Mortgage Loans. The reserves are held by Wachovia and, in accordance with the terms of the Wachovia Mortgage Loans, may be drawn upon from time to time to fund the items for which the reserves were established. The reserves are assets that GERA will indirectly acquire as a result of its acquisition of Property Acquisition.

Security; Non-Recourse. All obligations under the mortgage loan are secured by, among other things, (i) a first mortgage lien encumbering the fee-simple of the Dallas Property and the Rosemont Property, (ii) an assignment of all related leases, rents, deposits, letters of credit, income and profits with respect to such properties, (iii) an assignment of the interest rate cap described above, and (iv) an assignment of all other contracts, agreements and personal property relating to such properties. Liability under the mortgage loan is limited to GERA Abrams Centre LLC and GERA 6400 Shafer LLC which will have liability only for non-recourse carve-outs which are customary for credit facilities similar in type and size to the mortgage loan. Property Acquisition has no contractual personal liability for the repayment of borrowings under the mortgage loan.

Covenants and Other Terms. The mortgage loan contains other customary covenants, closing conditions, representations and warranties and events of default for a loan of this type.

Danbury Wachovia Loan

GERA Danbury LLC has received from Wachovia Bank, N.A. a mortgage loan in an amount of $78,000,000, which is secured by the Danbury Property. In the event that the GERA stockholders approve the Property Acquisition Proposal, GERA Danbury LLC will become our indirect wholly owned subsidiary and the mortgage loan will remain in existence and continue to be secured by the Danbury Property. The expected cash flows from the Property together with a debt service reserve of approximately $5.2 million established under the Wachovia Mortgage Loans, which will be drawn over the term of the loans, result in a 1.0 debt service coverage during the life of the initial term of the loans. Upon maturity of the loans, if the Property remains in its current condition, we expect to be able to repay the principal of the loans assuming that we can sell the Property for what we paid for them. We have assumed that we will be able to sell the Property at a price based on the then increased net operating income and assumed residual capitalization rates which are 150 basis points higher than the estimated residual capitalization rates for the Property today, we would have the ability to repay the principal of the loans through a refinance or sale of the Property. Certain principle terms of the Danbury Wachovia Loan are summarized below.

Initial Term and Extensions. The mortgage loan has an initial term of two (2) years with three extension options, each one year in length, subject to the satisfaction of certain conditions, including the purchase of an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%. Subject to the satisfaction of certain conditions, each of the extension options may be exercised without payment by Property Acquisition or any of its subsidiaries of any fee to the lender, provided that the borrower will be responsible for the payment of all costs and expenses (including reasonable attorneys’ fees) incurred by the lender in connection with any extension and for the payment of any costs incurred in connection with the extension or replacement of the interest rate cap.

Interest Rate and Fees; Interest Rate Cap; Prepayment Rights. Interest on the mortgage loan will be paid and adjusted monthly at a floating rate of interest per annum equal to the 30-day LIBOR plus a spread of 170 basis points. GERA Danbury LLC has purchased an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%, thereby locking the maximum interest rate on borrowings under the mortgage loan at 7.70% for the initial two year term of facility. Prepayments of borrowings under the mortgage loan may not be made during the first year of the term.

Reserves. Pursuant to the mortgage loan, reserves in the amount of approximately $28.4 million have been established for the cost of certain capital expenditures, maintenance and repairs, leasing commissions and tenant improvements, rent concessions and debt service coverage. The reserves were funded from the proceeds of the Wachovia Mortgage Loans. The reserves are held by Wachovia and, in accordance with the terms of the Wachovia Mortgage Loans, may be drawn upon from time to time to fund the items for which the reserves were established. The reserves are assets that GERA will indirectly acquire as a result of its acquisition of Property Acquisition.

Security; Non-Recourse. All obligations under the mortgage loan are secured by, among other things, (i) a first mortgage lien encumbering the fee-simple of the Danbury Property, (ii) an assignment of all related leases, rents, deposits, letters of credit, income and profits with respect to such property, (iii) an assignment of the interest rate cap described above, and (iv) an assignment of all other contracts, agreements and personal property relating to such property. Liability under the mortgage loan is limited to GERA Danbury LLC which will have liability only for non-recourse carve-outs which are customary for credit facilities similar in type and size to the mortgage loan. Property Acquisition has no contractual personal liability for the repayment of borrowings under the mortgage loan.

Covenants and Other Terms. The mortgage loan contains other customary covenants, closing conditions, representations and warranties and events of default for a loan of this type.

Effecting a Business Combination

Fair Market Value of Target Business

Pursuant to GERA’s certificate of incorporation, the initial target business or properties that GERA acquires must have a fair market value equal to at least 80% of GERA’s net assets at the time of such acquisition. GERA’s board of directors determined that this test was met in connection with its acquisition of the Properties. In making this determination, GERA’s board considered the value of the Properties held by GBE’s wholly owned subsidiaries.

Stockholder Approval of Business Combination

GERA will proceed with the acquisition contemplated by the LLC Acquisition Agreement only if a majority of the GERA shares issued in the IPO, present in person or represented by proxy and entitled to vote at the special meeting, are voted in favor of the Properties Acquisition Proposal and holders of 20% or more of GERA’s common stock issued in the IPO do not vote against the Properties Acquisition Proposal and do not properly demand that GERA convert their shares into their pro rata share of the trust account. The GERA Inside Stockholders have agreed to vote their shares of common stock issued prior to the IPO on the Properties Acquisition Proposal in accordance with the vote of holders of a majority of the GERA shares issued in the IPO present in person or represented by proxy and entitled to vote at the special meeting. In the event that the Properties Acquisition Proposal is not approved, GERA will be forced to liquidate if the contemplated Business Combination is not consummated by March 3, 2008.

Liquidation If No Business Combination

GERA’s certificate of incorporation provides for mandatory liquidation of GERA if GERA does not consummate a Business Combination within 18 months from the date of consummation of the IPO, or 24 months from the consummation of the IPO if certain extension criteria have been satisfied. Such dates are September 3, 2007 and March 3, 2008, respectively. GERA signed the LLC Acquisition Agreement with GBE on June 18, 2007. As a result of having signed the LLC Acquisition Agreement, GERA satisfied the extension criteria and now has until March 3, 2008 to complete this acquisition.

If GERA does not complete this acquisition by March 3, 2008 GERA will be dissolved pursuant to Section 275 of the Delaware General Corporation Law. In connection with such dissolution GERA will distribute to all of its public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (but excluding taxes on such interest), plus remaining assets of GERA. GERA’s stockholders who obtained their GERA stock prior to the IPO have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the IPO. There will be no distribution from the trust account with respect to GERA’s warrants.

We expect that all costs associated with the implementation and completion of a plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the dissolution procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

If GERA were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, the per-share liquidation price would be less than the per-unit offering price of $6.00 in the IPO. The proceeds deposited in the trust account could, however, become subject to the claims of GERA’s creditors We cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $6.00, plus interest, due to claims of creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Also, in any such case, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. In addition, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the Delaware General Corporation Law with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with the foregoing provisions, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations have been limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers to whom we owe money and potential target businesses, all of whom we’ve received agreements waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be significantly limited and the likelihood that any claim would result in any liability extending to the trust is remote. Nevertheless, such agreements may or may not be enforceable. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Business of the Company Upon Completion of the Business Combination

In the event the Properties Acquisition Proposal is approved by the Company’s stockholders and consummated, it is the present intention of the Company to continue its current business plan, which it is to manage the Properties acquired and seek to acquire other commercial real estate properties. As such, following the consummation of the Business Combination, the Company intends to continue to be externally managed on a day to day basis by GBE upon the same terms and conditions as it was prior to the Business Combination, except that Mr. Mark Rose, the Company’s current chief executive officer, will be replaced in that capacity by the Company’s chairman of the board, Mr. C. Michael Kojaian on the closing of the proposed merger of GBE and NNN Realty Advisors. See the section entitled GBE Proposed Merger with NNN Realty Advisors, Inc.

Trademarks

On June 18, 2007, GBE and GERA entered into a trademark license agreement (the “Trademark Agreement”) whereby GBE granted to GERA a perpetual, nonexclusive, nontransferable, and royalty-free license to use GBE’s trademarks, trade names, emblems, and logos (the “Licensed Marks”). Although GERA has been using the Licensed Marks, with GBE’s express knowledge and consent, and in such a manner in which GBE fully approves, the parties never memorialized their understanding in regards to the use of such marks. The Trademark Agreement formally sets forth the terms and conditions on which GERA shall continue to use the Licensed Marks.

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

Business Strategy

The Company believes that industrial and office assets and properties located outside of the central business districts of major metropolitan markets provide it an opportunity to identify and acquire an under-performing target acquisition that can be turned around or repositioned through such traditional value-enhancing services as superior marketing of real estate properties, improved tenant management, and the structuring of flexible leasing arrangements. The Company believes it can identify such acquisitions by utilizing the extensive nationwide experience, contacts and proprietary market data of its publicly traded corporate stockholder (Grubb & Ellis), the core competencies of the Company’s management personnel, and the Company’s access to holders of corporate and institutional portfolios. Grubb & Ellis is a leading provider of a full range of real estate services, including transaction, property and facilities management and consulting services to users and investors worldwide. As such, it has extensive and longstanding relationships with owners and occupiers of commercial real estate through its nearly 5,500 professionals located in 40 states throughout the country. The Company will seek to leverage these relationships of its corporate stockholder to source opportunities before they are widely marketed in an attempt to effect so-called off market transactions. Through the Company’s corporate stockholder, the Company intends to identify and source a potential target acquisition, conduct preliminary risk return analysis and perform asset, market, tenant and financial analysis to evaluate relevant demographic, industry, real estate and market trends with respect to the particular properties or assets. In doing so the Company will leverage the proprietary market data routinely compiled, analyzed and updated by Grubb & Ellis and its approximately 90 research professionals. In the event that the Company is able to consummate its Business Combination, it believes that it can add value to the acquired properties by stabilizing and repositioning the properties and improving occupancy, increasing rental rates and reducing operating expenses, thereby causing these under-performing properties to generate improved income streams. In order to assist the Company in evaluating potential target acquisitions (and if a Business Combination is consummated, potential acquisitions thereafter), the Company has formed an Investment Committee comprised of its Chairman of the Board, Chief Executive Officer and Chief Financial Officer along with the Executive Vice President of Acquisitions of Grubb & Ellis. The Investment Committee will report directly to the Company’s Board of Directors. The Company believes that the majority of its revenue will be derived from rents collected from the leasing of its properties and that the Company will also derive additional revenue from the resale of certain of its properties in a timely and efficient manner. The Company believes that it will lease its properties to office and industrial tenants and that such leases will typically be for 5-10 year terms. The Company believes that its ability to make such timely and efficient dispositions of properties will be enhanced by its access to the proprietary database of market information that is maintained by the Company’s corporate stockholder. However, due to numerous factors, including but not limited to then existing local and national market conditions, the then current cost of capital, and the Company’s then current acquisition and disposition strategy, all of which can vary from property to property and from time to time, the Company cannot assess how long it may hold a particular property before it disposes of it.

Overview of Industrial and Office Markets

Industrial Market

The Company’s management believes that industrial markets are typically viewed as the property type with the lowest investment risk due to relatively low construction costs, few tenant improvements required, and a construction cycle that is short enough to be able to halt before over supply becomes a significant issue. Nonetheless, industrial property is not without risk, as industrial properties typically have the shortest lifecycle. Moreover, a recent surge in construction in industrial properties is presently limiting rental rate increases in many markets throughout the United States. Overall, investor demand for industrial properties was stable in the first half of 2007 as a consequence of relatively low interest rates and availability of capital. Transactions totaled $22.4 billion in the first half of 2007, 2% ahead of the same time for the prior year. Funds, syndicators, REITs and foreign investors comprised the majority of the net purchasers of industrial properties during this period. Institutions and owner-users were the largest net sellers. Unleveraged total return (which is income plus appreciation) for institutionally owned industrial properties tracked by the National Council of Real Estate Investment Fiduciaries was 5.14% for the second quarter of 2007. The capitalization rate for the second quarter of 2007 was 6.8% for industrial properties, which was 60 basis points less than for such properties for the same period in 2006.

Office Market

Various macro-economic forces have been exerting downward pressure on demand for office space, such as off-shoring, corporate cost cutting, productivity gains, shrinking office space per employee, and the use of technology. However, the office market has been performing in the current real estate cycle about the same as it has in previous cycles, absorbing space in response to increasing employment in the office sector. More so than most other sectors of real estate, risk in the office market sector tends to be more closely related to employment growth, which totaled approximately 955,000 net new payroll jobs during the first seven months of 2007. Office investment transactions for the first half of 2007 were $130.6 billion, more than double the comparable period for 2006 due to the sale of Equity Office Properties to Blackstone and the subsequent flipping of many former EOP properties to third-party investors. Funds were the largest net buyers in the first half of 2007 by far while REITS (primarily EOP) were the largest net sellers. The unleveraged total return for institutional office properties tracked by the National Council of Real Estate Investment Fiduciaries was 5.93% in the second quarter of 2007. The average sales price was $359 per square foot for central business district assets and $248 per square foot for suburban office assets. The capitalization rate for the second quarter of 2007 for suburban office assets was 6.7%, which represented a 70 basis-point decline for such assets from the year-ago period.

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

Investment Policies

The Company intends to focus its acquisitions efforts primarily in the industrial and office market sector of the U.S. commercial real estate industry. The Company does not intend to make investments in real estate mortgages or other real estate securities (except for investments in securities of entities that own commercial real estate). The Company will not limit itself geographically. Rather, the Company intends to focus its efforts on secondary and tertiary geographic markets throughout the United States, as well as the suburban regions of major metropolitan markets. The Company believes that it will derive the majority of its revenue from the leasing and management of its properties and that the Company will also derive additional revenue from the resale of certain properties in a timely and efficient manner.

Agreements with GBE

The Company engaged GBE to provide brokerage services, pursuant to the Services Agreement, and GEMS, its wholly owned subsidiary, to provide property management and project management services following the consummation of a Business Combination pursuant to the Property Management. Pursuant to the Services Agreement, GBE will act as our exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing at the customary prevailing rates in the market where the applicable property is located. The Services Agreement has an initial term of five years. Furthermore, GERA and GBE have agreed, pursuant to the Services Agreement, that GERA will pay GBE an acquisition fee equal to one percent of the acquisition price for each of the Properties. Accordingly, in addition to the LLC Purchase Price, at the closing, GERA shall pay GBE an acquisition fee of $1,222,000 with respect to the Properties.

Pursuant to the Property Management Agreement, GEMS will serve as our sole exclusive managing agent for all real property we acquire. The Property Management Agreement has an initial term of 12 months from the date of consummation of a Business Combination and shall be automatically renewed for successive terms, each with durations of one (1) year unless otherwise terminated in accordance with the terms of the agreements. The Property Management Agreement also entitles GEMS to a monthly management fee equal to the greater of (a) three percent (3%) of a property’s monthly gross cash receipts from the operations of the property, or (b) a minimum monthly fee determined by mutual agreement based upon then current market prices and subject to the approval of a majority of the independent members of GERA’s Board of Directors, plus reimbursement for salaries and other expenses that are directly related to managing the asset or assets.

GBE has also been retained by us to perform at our request project management services pursuant to the Project Management Agreement, including consulting and project management of interior office space and/or building infrastructure improvements. The Project Management Agreement will remain in effect until terminated by either party with or without cause upon sixty (60) days prior written notice. For each project under the Project Management Agreement, GEMS will receive a fee equal to five percent (5%) of the total project costs, including without limitation, all costs of architects, engineers, consultants involved in design and construction, and all construction costs and, under certain circumstances, reimbursement for salaries and benefits of staff assigned to such project along with their travel expenses and project management software costs.

Each SPE has entered into an exclusive agency agreement with GBE whereby GBE has been retained as each SPE’s exclusive leasing agent with a right to lease tenant space at the Properties. As consideration for its services, GBE shall receive a commission for each new lease of space, and for certain renewals and expansions, as follows:

•	For new leases and tenant expansions at the Abrams Center, not involving an outside broker, GBE shall be paid 4.5% of the Basic Rental (the fixed rents excluding certain specified charges), and for renewals at the Abrams Center not involving an outside broker GBE shall be paid 3.5% of the Basic Rental.

•	For new leases, expansions and renewals at the Abrams Center involving an outside broker, GBE shall be paid 2.25% of the Basic Rental.

•	For new leases, expansions and renewals at 6400 Shafer Court not involving an outside broker, GBE shall be paid a commission equal to $1.00 per rentable square foot of leased space per lease year.

•	For new leases, expansions and renewals at 6400 Shafer Court in which an outside broker is involved, GBE shall be paid an amount equal to 50% of the amount payable to the outside procuring broker under a separate agreement between the SPE and the Procuring Broker, and the SPE shall be responsible for all payments to the Procuring Broker.

•	For new leases, expansions and renewals at the Danbury Corporate Center not involving an outside procuring broker, GBE shall be paid 5% of the rents for the first five lease years, 2.5% of the rents for lease years 6 through 10, and 1% of the rents for any lease years thereafter for the balance of the term.

•	For new leases, expansions and renewals at the Danbury Corporate Center involving an outside broker as procuring broker, GBE shall be paid an amount equal to 150% of the amount which would have been paid had there been no outside broker involved in the transaction, with the proviso that GBE shall be responsible for paying two-thirds of that amount to the outside broker, so that GBE shall retain an amount equal to 50% of what it would have received had no outside broker been involved in the transaction.

The agency leasing agreement for the Rosemont Property shall remain in effect through May 1, 2009, unless sooner terminated in accordance with the terms of the agreement. The term of the agency leasing agreement for the Dallas Property shall, unless sooner terminated, remain in effect through March 1, 2010. The term of the agency leasing agreement for the Danbury Property shall, unless sooner terminated, remain in effect through June 14, 2008. Each of the agency leasing agreements may be terminated by either the owner or the broker by providing thirty days advance written notice of termination to the other party.

Additionally, each SPE has entered into Management Agreements with GEMS. The Management Agreements appoint GEMS as each SPE’s sole exclusive management agent for the Properties. For its services, GEMS will receive for the Dallas Property a fee equal to three percent (3%) of the property’s monthly gross cash receipts from the operations of such property plus reimbursement for salaries and other expenses that are directly related to managing the asset. Under the Management Agreements for the Rosemont Property and the Danbury Property, GEMS is to receive a monthly management fee equal to the greater of (a) three percent (3%) of a property’s monthly gross cash receipts from the operations of the property, or (b) a minimum monthly fee determined by mutual agreement based upon then current market prices and subject to the approval of a majority of the independent members of GERA’s Board of Directors plus reimbursement for salaries and other expenses that are directly related to managing the asset or assets. The Management Agreements have an initial term of twelve (12) months from the effective date of the agreements and shall be automatically renewed for successive terms, each with a duration of one (1) year unless otherwise terminated in accordance with the terms of the agreements.

We will reimburse GBE, subject to board approval, all reasonable out-of-pocket business expenses incurred by it in connection with activities on our behalf. GBE advanced an aggregate of approximately $511,000 to us as of the effective date of the registration statement to cover expenses related to the IPO . The loans were repaid without interest on March 3, 2006 from net proceeds upon the closing of the IPO. In addition, as of June 30, 2007, the Company has paid approximately $96,000 to GBE to reimburse it for third party expenses incurred in connection with activities completed on the Company’s behalf (such as identifying potential target businesses and performing due diligence on suitable Business Combinations) and GBE has requested reimbursement from the Company with respect to approximately an additional $203,000 for similar expenses.

GBE Proposed Merger with NNN Realty Advisors, Inc.

On May 22, 2007, GBE entered into a definitive Agreement and Plan of Merger (the “Merger”) by and among GBE, NNN Realty Advisors, Inc. and B/C Corporate Holding, Inc., a wholly owned subsidiary of GBE. The Merger is expected to have little impact on GERA except that upon the consummation of the Merger the chairman of the board, Mr. C. Michael Kojaian, will assume the duties of chief executive officer of the Company, replacing Mr. Mark E. Rose in that capacity. GBE will remain the largest stockholder of the Company, and each of the Services Agreement, the Property Management Agreement and the Project Management Agreement will not be affected by the Merger.

Item 1A.	Risk Factors

Factors that could adversely affect the Company’s ability to obtain favorable results and maintain or increase stockholder value include, among other things:

Risks Related to our Business and Operations

•  The Company is a development stage company with no operating history and, accordingly, there is no basis on which to evaluate the Company’s ability to achieve its business objective. The Company is a development stage company with no operating results to date. Since the Company does not have an operating history, there is no basis upon which to evaluate the Company’s ability to achieve its business objective, which is to effect a Business Combination. The Company will not generate any revenue until, at the earliest, after the consummation of a Business Combination.

•  If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than the amounts currently held in trust. The Company’s placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and other entities the Company engages, and all prospective target acquisitions the Company negotiates with, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with the Company and will not seek recourse against the Trust Account. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Company’s public stockholders. The Company cannot provide assurance that the per-share distribution from the Trust Account will not be less than amounts currently held in the trust, due to such claims. If the Company liquidates before the completion of a Business Combination and distributes the proceeds held in trust to its public stockholders, the Company’s corporate stockholder has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target acquisitions or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, the Company cannot provide assurance that they will be able to satisfy those obligations.

•  If the net proceeds that the Company raised in its initial public offering not being placed in trust are insufficient to allow the Company to operate for at least 24 months, the Company may not be able to complete a Business Combination. The Company has used a portion of the funds not being placed in trust to pay due diligence costs in connection with a potential Business Combination and to pay fees to consultants to assist the Company with its search for a target acquisition. The Company has accrued costs in connection with a potential Business Combination which exceed the funds not placed in trust. The Company’s corporate stockholder has paid these costs with the expectation that, if a Business Combination is completed, the Company’s corporate stockholder will be reimbursed. However, the Company cannot provide assurance that the Company’s corporate stockholder will continue to satisfy these obligations.

•  The Company’s ability to successfully effect a Business Combination and to be successful thereafter will be totally dependent upon the efforts of the Company’s key personnel certain of who will not be employees of the Company’s and others who may not continue with the Company following a Business Combination. The Company’s ability to successfully effect a Business Combination is dependent upon the efforts of its key personnel. The Company’s key personnel, other than its executive officers, will be various employees of the Company’s corporate stockholder who the Company anticipates it will have access to on an as needed basis, although there are no assurances that any such personnel will be able to devote either sufficient time, effort or attention to the Company when the Company needs it. None of the Company’s key personnel, including Mark Rose, the Company’s chief executive officer and secretary, Richard Pehlke, the Company’s chief financial officer, and Mark Chrisman, a member of the Company’s Investment Committee, have entered into employment or consultant agreements with the Company. Upon the consummation of GBE’s merger with NNN Realty Advisors, Inc., the chairman of the board, Mr. C. Michael Kojaian, will assume the duties of chief executive officer of the Company, replacing Mr. Mark E. Rose in that capacity. Further, although the Company presently anticipates that Mr. Pehlke and Mr. Chrisman will remain associated in senior management, advisory or other positions with the Company following a Business Combination, some or all of the management associated with a target acquisition may also remain in place. As such, other than Mr. Pehlke and Mr. Chrisman, certain of the Company’s key personnel may not continue to provide services to the Company, including those individuals who are currently employees of the Company’s corporate stockholder, after the consummation of a Business Combination if the Company is unable to negotiate employment or consulting agreements with them in connection with or subsequent to the Business Combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or the Company’s securities for services they would render to the Company after the consummation of the Business Combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with the Company after the consummation of a Business Combination will not be the determining factor in the Company’s decision as to whether or not the Company will proceed with any potential Business Combination. While the Company intends to closely scrutinize any individuals the Company engages after a Business Combination, the Company cannot provide assurance that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the Company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect the Company’s operations.

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

•  The Company’s officers, directors, advisors and their affiliates currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by the Company and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. None of the Company’s officers, directors, advisors or their affiliates has been or currently is a principal of, or affiliated or associated with, a blank check company. However, all of the Company’s officers, directors and advisors currently are, and may in the future become affiliated with additional entities, including other “blank check” companies or real estate entities that are, engaged in business activities similar to those intended to be conducted by the Company. In particular, Mr. Rose, Mr. Pehlke and Mr. Chrisman are the Chief Executive Officer, Chief Financial Officer and Executive Vice President of Acquisitions, respectively, of Grubb & Ellis. In such capacities, Mr. Rose, Mr. Pehlke and Mr. Chrisman have a fiduciary obligation to cause Grubb & Ellis to continue to present real estate leasing and acquisition opportunities that may be suitable for the Company to current and future clients of Grubb & Ellis. Additionally, the Company’s officers, directors and advisors may become aware of business opportunities which may be appropriate for presentation to the Company and the other entities to which they owe fiduciary duties. Accordingly, Mr. Rose, Mr. Pehlke and Mr. Chrisman may have conflicts of interest in determining to which entity a particular business opportunity should be presented. The Company cannot provide assurance that any of these conflicts will be resolved in the Company’s favor.

•  The real estate market in general is subject to a number of economic conditions that are not within our control. The commercial real estate market is subject to various risks and fluctuations and cycles in value and demand for real estate in local markets, many of which are beyond our control. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, our revenue and our corresponding cash flow and financial condition could be materially and adversely impacted by changes in these factors. These factors include:

•	adverse changes in international, national, regional or local economic, demographic and market conditions;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	competition from other real estate investors with significant capital;

•	reductions in the level of demand for commercial space, and changes in the relative popularity of properties;

•	fluctuations in interest rates, which could adversely effect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•	unanticipated increases in operating expenses, including, without limitation, insurance costs, labor costs, construction cost, energy prices and costs of compliance with laws, regulations and governmental policies;

•	unanticipated additional real estate developments which increase overall market supply and competition;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies, and changes in the related costs of compliance with laws, regulations and governmental polices; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

•  Major unexpected mechanical or building system failures may result in adverse changes in the performance of our properties and harm our financial condition. Major unexpected mechanical or building system failures may result in the disruption of building operations resulting in loss of rents as well as require us to make significant, unbudgeted capital expenditures. Such expenditures and loss of rents could reduce our cash flows and funds available for future dividends.

•  Increasing competition for the acquisition of real estate may impede our ability to make future acquisitions, which could adversely affect our operating results and financial condition. The commercial real estate industry is highly competitive on an international, regional and local level. We will face competition from REITs, institutional pension funds, and other public and private real estate companies and private real estate investors. Although many of our competitors are local or regional firms that are substantially smaller than we are as a whole, some of these firms are substantially larger than we are in the local or regional area in which we actually compete with these firms. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more or may have a more compatible operating philosophy with our acquisition targets. In particular, REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for such properties. If we pay higher prices for properties, our profitability may decrease and we may experience a lower return on our investments. Increased competition for properties may also preclude us from acquiring those properties that would generate the most attractive returns to us.

•  Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition. Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may be unable to realize our investment objectives by sale, other disposition or to refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.

•  Increasing interest rates could have a negative impact our real estate investments in multiple ways. An environment of rising interest rates creates the risk of incurring increased interest rate payments on any current financings, such as the Wachovia Mortgage Loans, new financings or re-financings that we may pursue or higher interest rates if an interest rate adjustment occurs as a term of an existing loan on any of the properties.

Rising interest rates also may be accompanied by weakening economic conditions, which will typically lead to constrained business expansion by companies. Such a condition may have a direct impact on the commercial real estate market. Businesses that would otherwise accommodate their growth by leasing space in commercial buildings may no longer pursue an expansion strategy.

In addition, higher interest rates may create financial pressures on existing tenants causing them to vacate or reduce the amount of space they occupy or cause a tenant to delay paying its rent or cause them to default on their rental payments. Under such a situation a tenant may ask for rent forgiveness. In extreme situations a tenant may decide to declare bankruptcy.

Reduced demand for space and increasing vacancy resulting from increasing interest rates may affect our ability to achieve our leasing objectives in terms of occupancy, rental rates and leasing concessions. When tenant demand for leased space falls, rental rates may follow suit. Weakening market conditions can trigger higher tenant concessions that may become necessary to provide a financial inducement to attract new tenants to lease vacant space in the properties and to entice existing tenants to renew their leases. These incentives usually take the form of free rent and tenant improvement allowances of a higher amount than we had otherwise planned on providing.

Under each of the scenarios described above there could be a reduction in the amount of cash flow available to fund operations, improve the properties or to distribute as dividends to stockholders. If the conditions become too severe, there is always the risk that we may not be able to meet debt service payments resulting in the lender initiating foreclosure proceedings on the loan. When the property has been offered as collateral for the loan the lender would acquire title to the property as a result of the foreclosure and we would lose our ownership interests and rights in the property.

A rising interest rate environment combined with deteriorating real estate market fundamentals could also affect investor demand for real estate and ultimately the value of real estate. Higher interest rates affect our ability to underwrite transactions and may impair our ability to meet future targeted returns. When debt becomes more costly, buyers relying on financing to fund their acquisitions will either leave the market or they will be forced to submit offers at lower prices, making them less competitive. The absence of this group of buyers may reduce the competition among buyers, which may affect the price the remaining active buyers will bid for a property.

Deteriorating market fundamentals may cause buyers to modify how they underwrite their purchases. If they are more cautious in their interpretation of market trends, the value of our properties when we sell them may be less than what we paid for them. In addition to the risk of a loss on the sale of a property there is the further risk of the value being insufficient to repay the principal on any loans that may be outstanding.

•  Rising operating expenses and decrease in rents at our properties could reduce our cash flow and funds available for future dividends. Our properties will likely be subject to operating risks common to real estate in general, any or all of which may negatively affect us. In addition, the Properties are subject to certain floating operating expenses for market based purchases (such as, electricity, gas and other utilities) that have short term fluctuation risk. Furthermore, if any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. If our competitors offer space at rental rates below market rates, or below the rental rates we charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we charge in order to retain tenants when our tenants’ leases expire. Our properties could also be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Increases in operating expenses and loss of rents could reduce our cash flows and funds available for future dividends.

•  Our ability to pay dividends is limited and we may be unable to pay future dividends. GERA has not paid cash dividends in the past and does not expect to pay dividends in the foreseeable future. The holders of our common stock are entitled to receive dividends when and if declared by our board of directors out of funds available therefore. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. Furthermore, the payment of future dividends is at the discretion of GERA’s board of directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, contractual restrictions and other factors deemed relevant by GERA’s board of directors. Such factors may also prevent GERA from issuing dividends in the foreseeable future.

•  Environmental regulation and issues, over certain of which we may have no control, may adversely impact our business. Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect us specifically, and the real estate industry in general. Failure by us to uncover and adequately protect against environmental issues in connection with a target acquisition may subject us to liability as buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may be held liable for such costs as a subsequent owner of such property. Liability can be imposed even if the original actions were legal and we had no knowledge of, or were not responsible for, the presence of the hazardous or toxic substances. Further, we may also be held responsible for the entire payment of the liability if we are subject to joint and several liability and the other responsible parties are unable to pay. We may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect us.

•  Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

•  Our properties may contain asbestos which could lead to liability for adverse health effects and costs of remediating asbestos. Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (or ACMs), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. There may be ACMs at certain of the properties we acquire.

•  Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make substantial unintended expenditures. Any properties we acquire will be required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties will be obligated by law to comply with the ADA provisions, and the tenants under our net leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we will be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements.

•  Failure of our tenants to pay rent could seriously harm our operating results and financial condition. We will rely on rental payments from tenants of a target acquisition as a source of cash. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company. A default by a large tenant on one of these properties could have a material adverse effect on our operating results and financial condition.

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property by continuing to pay base rent for the balance of the term, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant was found, we would be able to enter into a new lease on favorable terms.

•  The bankruptcy or insolvency of our tenants under their leases could seriously harm our operating results and financial condition. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our operating results and financial condition.

•  Increases in our property taxes could adversely affect our cash flow and financial condition. Each of our properties will be subject to real and personal property taxes. These taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Many U.S. states and localities are considering increases in their income and/or property tax rates (or increases in the assessments of real estate) to cover revenue shortfalls. If property taxes increase, it may adversely affect our cash flow and financial condition.

•  Uninsured and underinsured losses may adversely affect operations. We, or in certain instances, tenants of our properties, are likely to carry commercial general liability, fire and extended coverage insurance with respect to our properties. We plan to obtain coverage that has policy specifications and insured limits that we believe are customarily carried for similar properties. However, certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, may be either uninsurable or not economically insurable. Should a property sustain damage, we may incur losses due to insurance deductibles, to co-payments on insured losses or to uninsured losses. In the event of a substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.

In the event of an underinsured loss with respect to a property relating to a title defect, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property. In the event of a significant loss at one or more of the properties covered by the blanket policy, the remaining insurance under our policy, if any, could be insufficient to adequately insure our remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

•  If we are unable to promptly relet or renew leases as they expire, our cash flow and ability to service our indebtedness, may be adversely affected. We are subject to the risks that upon expiration of leases for space located in our buildings (a) such leases may not be renewed, (b) such space may not be relet or (c) the terms of renewal or reletting, taking into account the cost of required renovations, may be less favorable than the current lease terms. If we are unable to promptly relet, or renew the leases for, a substantial portion of the space located in our buildings, or if the rental rates upon such renewal or reletting are significantly lower than expected rental rates, or if our reserves for these purposes prove inadequate, our cash flow and ability to service our indebtedness may be adversely affected.

Risks Related to the Acquisition

•  Our working capital will be reduced if GERA stockholders exercise their right to convert their shares into cash. This would reduce our cash reserve after the acquisition. Pursuant to our certificate of incorporation, holders of shares issued in the IPO may vote against the acquisition and demand that we convert their shares, calculated as of two business days prior to the anticipated consummation of the acquisition, into a pro rata share of the trust account where a substantial portion of the net proceeds of the IPO are held. We will not consummate the acquisition if holders of 4,791,667 or more shares of common stock issued in the IPO exercise these conversion rights. To the extent the acquisition is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to us following the acquisition. As of August 22, 2007, assuming the Properties Acquisition Proposal is approved, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $28.9 million, or approximately 20% of the funds held in the trust account. Any payment upon exercise of conversion rights will reduce our cash after the acquisition, which may limit our ability to implement our business plan.

•  If we do not consummate the acquisition and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed. In the event that the LLC Acquisition Agreement is not consummated, and GERA does not enter into a letter of intent, agreement in principle or a definitive agreement to consummate another Business Combination or acquisition of assets by September 3, 2007, or executes such an agreement but the contemplated Business Combination is not consummated by March 3, 2008, GERA must be liquidated. We anticipate that, if we are forced to liquidate, the following will occur:

•	our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 20 days following the mailing of such definitive proxy statement, we will convene a special meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a special meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

•  Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them. If we are unable to complete the acquisition of Property Acquisition, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the DGCL with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

•  Certain environmental conditions exist at the Danbury Property that will require remediation in accordance with applicable state law. Environmental assessments conducted at the Danbury Property revealed that certain additional remediation will be required in connection with two underground heating oil storage tanks removed from the property in 1992. The Danbury Property is subject to the Connecticut Transfer Act (the “Transfer Act”) which requires that environmental conditions at the property be assessed and remediated in connection with a sales transaction. Buildings Co., the sellers of the Danbury Property, are responsible for compliance with the Transfer Act and have agreed to perform and pay all costs associated with completing, in accordance with the requirements of the Transfer Act, all required assessments and remediation of any environmental conditions (including conditions related to the removal of the underground storage tanks) existing at the property prior to closing identified by such assessments. In addition, to secure the performance of its obligations, at the closing, Buildings Co. deposited $2,000,000 in an escrow account which will remain in place until the completion of the Transfer Act requirements, and Buildings Co., together with Buckeye Casa Grande, L.P. and Bridgewater Investments, Inc. have agreed to indemnify Property Acquisition with respect to substantially all liabilities which may be incurred under the Transfer Act in connection with the remediation of existing hazardous substances at the Danbury Property or caused by Building Co.’s remediation activities. A Phase I Environmental Site Assessment revealed that in addition to conditions related to the removal of the underground storage tanks, additional investigation may be required with respect to potential environmental impacts from visible staining and leakage of hydraulic oil in the area of a trash compactor and loading docks adjacent to a trench drain, and visible staining within the chauffer garage adjacent to a storm drain. The remediation of the conditions related to the removal of the underground storage tanks and the remaining assessment work will be completed at the expense of Buildings Co. If Buildings Co. fails to perform its obligations under the Transfer Act and Buckeye Casa Grande, L.P. and Bridgewater Investments, Inc. do not satisfy their indemnification obligations, Property Acquisition may incur such liability as the current owner of the Danbury Property. Furthermore, any subsequent transfer of the Danbury Property prior to the completion of the Transfer Act requirements will also be subject to the requirements of the Transfer Act. Transfer of the Danbury Property subsequent to completion of the

Transfer Act requirements may also be subject to the Transfer Act if certain hazardous materials activities occur at the Danbury Property thereafter.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

GRUBB & ELLIS REALTY ADVISORS, INC.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

The Company’s units, common stock and warrants are traded on AMEX under the symbols GAV.U, GAV and GAV.WS, respectively. The following table sets forth for each calendar year the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on February 28, 2006 and since the common stock and warrants commenced public trading on March 27, 2006. The AMEX quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2007:
First Quarter	$6.50	$6.05	$5.75	$5.55	$0.43	$0.28
Second Quarter	$6.80	$6.26	$5.87	$5.67	$0.56	$0.39
2006:
First Quarter (commencing March 27, 2006)	$6.60	$6.05	$5.55	$5.45	$0.65	$0.49
Second Quarter	$6.95	$6.20	$5.80	$5.45	$0.65	$0.45
Third Quarter	$6.63	$6.31	$5.63	$5.40	$0.49	$0.36
Fourth Quarter	$6.55	$6.00	$5.70	$5.10	$0.40	$0.24

As of September 6, 2007, there were seven registered holders of the Company’s common stock and 29,834,403 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

Grubb & Ellis Realty Advisors Stock Performance

The following section entitled, “Grubb & Ellis Realty Advisors Stock Performance” is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the 1933 Act or the Exchange Act.

The graph below matches the cumulative 15-month total return of holders Grubb & Ellis Realty Advisors, Inc’s common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of ten companies listed in footnote 1 below. The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 3/27/2006 and tracks it through 6/30/2007.

(1.) The ten companies included in the customized peer group are: Ascend Acquisition Corp., Asia Automotive Acquisition Corp., Global Logistics Acquisition Corp., Global Services Partners Acquisition, Good Harbor Partners Acquisition, Jaguar Acquisition Corp., North American Insurance Leaders Inc, Oracle Healthcare Acquisition Corp., Phoenix India Acquisition Corp. and Shang-hai Century Acquisition.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Grubb & Ellis Realty Advisors, Inc, The S&P 500 Index and a Peer Group

	3/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06	1/07	2/07	3/07	4/07	5/07	6/07
Grubb & Ellis Realty Advisors, Inc	100.00	99.64	100.72	100.90	99.10	100.00	99.10	100.72	100.54	100.18	101.80	100.36	101.80	102.52	103.24	103.60	103.78
S&P 500	100.00	101.25	102.60	99.65	99.79	100.40	102.79	105.44	108.88	110.95	112.50	114.21	111.97	113.22	118.24	122.37	120.33
Peer Group	100.00	100.40	100.20	100.39	98.43	97.25	97.71	98.89	98.01	99.27	99.95	101.31	102.26	102.46	102.77	103.99	105.98

* $100 invested on 3/27/06 in stock or on 2/28/06 in index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

From March 3, 2006 through June 30, 2007, the Company used approximately $1.5 million of the net proceeds that were not deposited into the Trust Account to fund operating activities that consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee of $7,500 paid to Grubb and Ellis. As of June 30, 2007, there was $143,827,551, including accrued interest of $157,436, held in the Trust Account.

Securities Authorized for Issuance Under Equity Compensation Plan Information

None.

Repurchases of Equity Securities

The Company did not purchase any of its equity securities during the three fiscal months ended June 30, 2007.

The following table presents information with respect to purchases of the Company’s equity securities by Kojaian Ventures, L.L.C., an entity affiliated with the Chairman of the Board of the Company, during the three fiscal months ended June 30, 2007. Although the Company does not believe that Kojaian Ventures, L.L.C. is an “affiliated purchaser” of the Company, as that term is defined in section 10b-18(a)(3) of the Securities Exchange Act of 1934, the Company is disclosing the purchases set forth below.

						Maximum Number
						(or Approximate
					Total Number of	Dollar Value) of
					Shares (or Units)	Shares (or Units)
	Total Number		Average		Purchased as	That May Yet
	of Shares		Price Paid		Part of Publicly	be Purchased
	(or Units)		Per Share		Announced Plans	Under the Plans
Period	Purchased(1)(2)		(or Unit)(1)(2)		or Programs	or Programs

April 1, 2007 through April 30, 2007	—		—		—	—
May 1, 2007 through May 31, 2007	1,667,667	(1)	$6.00	(1)	—	—
June 1, 2007 through June 30, 2007	200,000	(2)	$5.86	(2)	—	—
Total (units)	1,667,667	(1)	$6.00	(1)	—	—
Total (shares)	200,000	(2)	$5.86	(2)

(1)	On May 14, 2007, Kojaian Ventures, L.L.C. purchased 1,666,667 Units from Kojaian Holdings LLC at a price per Unit of $6 in a private transaction. Each Unit includes one share of Common Stock and two Redeemable Common Stock Purchase Warrants (each a “Warrant”). Each Warrant entitles the holder to purchase one share of Common Stock at a price of $5.00. Each Warrant will become exercisable on the later of the Company’s completion of a business combination or February 27, 2007, and each Warrant will expire on February 27, 2010 or earlier upon redemption. Kojaian Ventures, L.L.C. and Kojaian Holdings LLC are each affiliates of C. Michael Kojaian.

(2)	On June 21, 2007, Kojaian Ventures, LLC. purchased 200,000 shares of Common Stock in the open market at a price of $5.86 per share. Kojaian Ventures, L.L.C. is an affiliate of C. Michael Kojaian.

Item 6.	Selected Financial Data

The following selected data has been derived from the historical financial statements and related notes for the Period from September 7, 2005 (Date of Inception) through June 30, 2006 and the year ended June 30, 2007. Certain prior amounts have been reclassified to conform to the current year’s presentation. The information presented here is only a summary, and it should be read together with our consolidated financial statements and related notes and with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grubb & Ellis Realty Advisors, Inc.
(a corporation in the development stage)

Selected Financial Data

		Period from	Period from
		September 7, 2005	September 7, 2005
	Year Ended	(Date of Inception)	(Date of Inception)
	June 30, 2007	Through June 30, 2006	Through June 30, 2007

Statement of Operations Data:
Operating expenses	$1,331,673	$308,336	$1,640,009
Interest on investments held in trust	6,906,187	2,128,360	9,034,547
Net income	3,653,183	1,201,216	4,854,399
Deferred interest, net of taxes attributable to common stock subject to possible redemption	(911,181)	(280,783)	(1,191,964)
Net income allocable to common stock	2,742,002	920,433	3,662,435
Net income per weighted average common share outstanding:
— Basic	$0.11	$0.07	$0.19
— Diluted	$0.11	$0.07	$0.19
Weighted average common shares outstanding:
— Basic	25,045,132	12,709,081	19,520,970
— Diluted	25,045,132	12,709,081	19,520,970

	As of	As of
	June 30, 2007	June 30, 2006

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments held in trust	$143,670,115	$139,628,364
Total assets	144,106,090	140,529,137
Deferred underwriting discount	2,675,000	2,675,000
Total liabilities	3,273,518	3,349,748
Common stock, subject to possible redemption	26,951,518	26,951,518
Total stockholders’ equity	112,689,090	109,947,088

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cash, Cash Equivalents and Investments Held in Trust

Amounts held in the Trust Account are primarily invested in U.S. Treasury Bills of various maturities ranging from thirty to ninety days. At June 30, 2007 the fair market value of the U.S. Treasury Bills approximated their carrying amount, which includes interest accrued through that date. As of June 30, 2007, the Company had invested approximately $143.7 million in U.S. Treasury Bills with a maturity date of August 23, 2007.

RESULTS OF OPERATIONS

For the year ended June 30, 2007, the Company generated net income of approximately $2.7 million, primarily due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred during the period, which consisted primarily of costs incurred in connection with the Properties Acquisition Proposal, audit fees and the provision for income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133,400,000 after payment of related offering costs. A portion of the net proceeds from the Offering ($132,325,004) was placed in a Trust Account along with the initial capital from the founding stockholder ($2,500,000) and the deferred underwriting discount ($2,675,000). The amounts held in the Trust Account have been and will continue to be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described in Item 1 of this report. The remaining net proceeds from the Offering have been and may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses.

For the year ended June 30, 2007, the Company used cash and cash equivalents of approximately $725,000. Cash from operations of approximately $3.3 million includes approximately $6.9 million of interest earned on investments held in trust which was partially offset by federal income tax payments of approximately $2.6 million and operating expenses related to costs incurred in connection with the Properties Acquisition Proposal and audit fees. The Company reinvested approximately $4.0 million of interest earned on investments held in trust into U.S. Treasury Bills.

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

Grubb & Ellis, the Company’s corporate sponsor, had agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it would make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination. In addition, as of March 2, 2006, Grubb & Ellis had loaned the Company $510,842 during the initial phase through direct payment of certain costs on behalf of the Company associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering. As of June 30, 2007, Grubb & Ellis had loaned the Company approximately $203,000 through direct payment of certain operating costs.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Grubb & Ellis Realty Advisors, Inc.

We have audited the accompanying balance sheets of Grubb & Ellis Realty Advisors, Inc. (a development stage company) as of June 30, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2007 and for the period September 7, 2005 (date of inception) through June 30, 2006 and for the period September 7, 2005 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grubb & Ellis Realty Advisors, Inc. at June 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended June 30, 2007 and for the period September 7, 2005 (date of inception) through June 30, 2006 and for the period September 7, 2005 (date of inception) through June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Grubb & Ellis Realty Advisors, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
September 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Grubb & Ellis Realty Advisors, Inc.

We have audited Grubb & Ellis Realty Advisors, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grubb & Ellis Realty Advisors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Grubb & Ellis Realty Advisors, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2007 and for the period September 7, 2005 (date of inception) through June 30, 2006 and for the period September 7, 2005 (date of inception) through June 30, 2007 of Grubb & Ellis Realty Advisors, Inc. and our report dated September 11, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
September 11, 2007

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

BALANCE SHEETS
as of June 30, 2007 and June 30, 2006

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$59,620	$784,327
Cash, cash equivalents and investments held in trust	143,670,115	139,628,364
Interest receivable on investments held in trust	157,436	—
Prepaid expenses	218,919	116,446

Total assets	$144,106,090	$140,529,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$598,518	$55,940
Income taxes payable	—	618,808

Total current liabilities	598,518	674,748
Deferred underwriting discount	2,675,000	2,675,000

Total liabilities	3,273,518	3,349,748

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $614,042 and $144,656 as of June 30, 2007 and 2006, respectively)	1,191,964	280,783

Total Commitments and Contingencies	28,143,482	27,232,301

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption)	2,983	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; 0 issued and outstanding	—	—
Additional paid-in capital	109,023,672	109,023,672
Earnings accumulated during the development stage	3,662,435	920,433

Total stockholders’ equity	112,689,090	109,947,088

Total liabilities and stockholders’ equity	$144,106,090	$140,529,137

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
for the period from September 7, 2005 (date of inception) through June 30, 2007, for the period from September 7, 2005 (date of inception) through June 30, 2006 and for the Year Ended June 30, 2007

			Period from
			September 7, 2005
		Period from	(date of inception)
		September 7, 2005	(date of inception)
	Year Ended	Through	Through
	June 30, 2007	June 30, 2006	June 30, 2007

Cost and expenses
Operating expenses	$1,331,673	$308,336	$1,640,009

Other income
Interest on investments held in trust	6,906,187	2,128,360	9,034,547

Total other income	6,906,187	2,128,360	9,034,547

Income before provision for income taxes	5,574,514	1,820,024	7,394,538
Provision for income taxes	(1,921,331)	(618,808)	(2,540,139)

Net income	3,653,183	1,201,216	4,854,399
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(911,181)	(280,783)	(1,191,964)

Net income allocable to common stock	$2,742,002	$920,433	$3,662,435

Net income per weighted average common share outstanding:
Basic-	$0.11	$0.07	$0.19
Diluted-	$0.11	$0.07	$0.19
Weighted average common shares outstanding exclusive of shares subject to possible redemption:
Basic-	25,045,132	12,709,081	19,520,970
Diluted-	25,045,132	12,709,081	19,520,970

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
	Common Stock		Additional	during the
		Par	Paid-In	Development
	Shares	Value	Capital	Stage	Total

Stock issuance on September 7, 2005 at $0.43	5,876,069	$588	$2,499,412		$2,500,000
Stock issuance on March 3, 2006 at $6.00	23,958,334	2,395	143,747,609		143,750,004
Proceeds from issuance of option to underwriters			100		100
Expenses of offering			(10,360,576)		(10,360,576)
Net proceeds subject to possible redemption of 4,789,271 shares	—	—	(26,951,518)		(26,951,518)
Stock-based compensation expense	—	—	88,645		88,645
Net income allocable to common stock for the period	—	—	—	$920,433	920,433

Balance as of June 30, 2006	29,834,403	2,983	109,023,672	920,433	109,947,088
Net income allocable to common stock for the period	—	—	—	2,742,002	2,742,002

Balance as of June 30, 2007	29,834,403	$2,983	$109,023,672	$3,662,435	$112,689,090

The accompanying notes are an integral part of the financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS
for the period from September 7, 2005 (date of inception) through June 30, 2006 and for the Year Ended June 30, 2007

		Period from	Period from
		September 7, 2005	September 7, 2005
	Year Ended	(Date of Inception)	(Date of Inception)
	June 30, 2007	Through June 30, 2006	Through June 30, 2007

Cash flows from operating activities
Net income allocable to common stock	$2,742,002	$920,433	$3,662,435
Adjustments to reconcile net income allocable to common stock to net cash used in operating activities:
Deferred tax benefit	(91,631)	(22,509)	(114,140)
Increase in deferred tax valuation allowance	91,631	22,509	114,140
Stock-based compensation expense	—	88,645	88,645
Deferred interest attributable to common stock subject to possible redemption	911,181	280,783	1,191,964
Accrued interest on investments held in trust	(157,436)	(2,128,360)	(2,285,796)
Increase in prepaid expenses	(102,473)	(116,446)	(218,919)
Increase in accounts payable	542,578	55,940	598,518
(Decrease)/increase in income taxes payable	(618,808)	618,808	—

Net cash generated by/(used in) operating activities	3,317,044	(280,197)	3,036,847

Cash flows from investing activities
Purchases of investments held in trust, net	(4,041,751)	(137,500,004)	(141,541,755)

Cash used in investing activities	(4,041,751)	(137,500,004)	(141,541,755)

Cash flows from financing activities
Proceeds from public offering, net	—	133,900,270	133,900,270
Proceeds from sale of common stock to founders	—	2,500,000	2,500,000
Proceeds from issuance of underwriter’s option	—	100	100
Deferral of underwriting fees	—	2,675,000	2,675,000
Repayment to corporate sponsor of loan for offering expenses	—	(510,842)	(510,842)

Net cash provided by financing activities	—	138,564,528	138,564,528

Net (decrease)/increase in cash and cash equivalents	(724,707)	784,327	59,620
Cash and cash equivalents — beginning of period	784,327	—	—

Cash and cash equivalents — end of period	$59,620	$784,327	$59,620

Supplemental:
Cash paid for income taxes	$2,630,541	$—	$2,630,541

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

The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133.4 million after payment of related offering costs. The Business Combination must be a target acquisition with fair value of at least 80% (excluding the amount held in the trust representing a portion of the fees of the underwriters) of the net assets of the Company at the time of acquisition. Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. A portion of the net proceeds from the Offering (approximately $132.3 million) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2.5 million) and the deferred underwriting discount (approximately $2.7 million). The net proceeds deposited into the Trust Account totaled approximately $137.5 million and will be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses. As of June 30, 2007, there was approximately $143.8 million, including accrued interest of $157,000 and net of taxes of approximately $2.6 million, held in the Trust Account.

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

On June 18, 2007, the Company entered into a membership interest purchase agreement with GBE to acquire all of the issued and outstanding membership interests of GERA Property Acquisition, LLC from GBE (see Note 10 for more information).

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

Cash, cash equivalents and investments held in trust

Amounts held in the Trust Account are primarily invested in U.S. Treasury Bills of various maturities ranging from thirty to ninety days. At June 30, 2007 the fair market value of the U.S. Treasury Bills approximated their carrying amount, which includes interest of approximately $157,000 accrued through that date. As of June 30, 2007, the Company had invested $143,666,946 in U.S. Treasury Bills with a maturity date of August 23, 2007.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the 2007 presentation. This reclassification has no material effect on the consolidated balance sheets or statement of operations of the Company.

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

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classifications of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

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

The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of both June 30, 2007 and June 30, 2006 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of both June 30, 2007 and June 30, 2006. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.

All common stock and common stock related information has been adjusted to give retroactive effect to a 1 for 1.441932 reverse stock split of the Company’s common stock effected February 3, 2006 and subsequent retroactive effect to a 1.25 for 1 forward stock split of the Company’s common stock effected February 23, 2006.

6.	Income Taxes

The provision for income taxes for the year ended June 30, 2007 and period from September 7, 2005 (date of inception) through June 30, 2006 is as follows:

		September 7, 2005
		(Date of Inception)
	Year Ended	Through
	June 30, 2007	June 30, 2006

Current provision	$(1,921,331)	$(618,808)
Deferred benefit	91,631	22,509
Increase in valuation allowance	(91,631)	(22,509)

	$(1,921,331)	$(618,808)

The Company has recorded deferred tax assets totaling $114,140 related to state net operating loss carryforwards, which expire through 2019; however, the Company fully reserved these deferred tax assets due to the uncertainty in regards to the realization of these assets in future periods.

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

		September 7, 2005	September 7, 2005
		(Date of Inception)	(Date of Inception)
	Year Ended	Through	Through
	June 30, 2007	June 30, 2006	June 30, 2007

Net income to common stockholders	$2,742,002	$920,433	$3,662,435

Basic earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption:	25,045,132	12,709,081	19,520,970

Net income per common share — basic	$0.11	$0.07	$0.19

Diluted earnings per common share:
Weighted average common shares outstanding	25,045,132	12,709,081	19,520,970
Effect of dilutive securities:
Warrants	—	—	—

Weighted average common shares outstanding exclusive of shares subject to possible redemption:	25,045,132	12,709,081	19,520,970

Net income per common share — diluted	$0.11	$0.07	$0.19

The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon the later of February 27, 2007 or a successful Business Combination.

8.	Related Party Transactions

Grubb & Ellis Company (“Grubb & Ellis”) is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Grubb & Ellis also agreed to purchase up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to the agreement, Grubb & Ellis purchased 4,645,521 warrants through August 27, 2006, the new expiration date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. Grubb & Ellis had loaned the Company $510,842 during its initial phase through direct payment on behalf of the Company of certain costs associated with the Offering. The loan was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering. As of June 30, 2007, Grubb & Ellis had loaned the Company approximately $203,000 through direct payment of certain operating costs.

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

Grubb & Ellis has agreed that, commencing on February 27, 2006, the effective date of the registration statement, through the closing of a Business Combination, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of June 30, 2007, the Company had incurred cumulative such fees totaling $135,000 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.

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

9.	Selected Quarterly Financial Data (unaudited)

	Fiscal Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating loss	$—	$—	$(83,627)	$(224,709)

Net income allocable to common stock	$—	$—	$215,343	$705,090

Income (loss) per common share:	$—	$—	$0.02	$0.03

Weighted average common shares outstanding	—	—	11,839,777	25,045,132

	Fiscal Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating loss	$(91,255)	$(123,353)	$(412,192)	$(704,873)

Net income allocable to common stock	$821,723	$857,831	$623,941	$438,507

Income (loss) per common share:	$0.03	$0.03	$0.02	$0.02

Weighted average common shares outstanding, net	25,045,132	25,045,132	25,045,132	25,045,132

10.	Material Contract

On October 2, 2006, GBE formed GERA Property Acquisition, LLC (“Property Acquisition”), a wholly owned subsidiary of GBE. GBE formed Property Acquisition as a holding company, which in turn established three separate wholly owned special purpose entities (the “SPE’s”), to acquire Abrams Centre located in Dallas, Texas (“Abrams Centre”), 6400 Shafer Court located in Rosemont, Illinois (“6400 Shafer”), and Danbury Corporate Center located in Danbury, Connecticut (the “Corporate Center”) (collectively the “Properties”) with the intention of re-selling them to the Company on a basis that is cost neutral to GBE.

GRUBB & ELLIS REALTY ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Material Contract—(Continued)

On June 18, 2007, the Company entered into a membership interest purchase agreement (the “LLC Acquisition Agreement”) to acquire all of the issued and outstanding membership interests of Property Acquisition from GBE. The LLC Acquisition Agreement provides for a Business Combination transaction in which GERA will acquire Property Acquisition, which, in turn, owns 100% of the SPE’s that own the Properties. This will be accomplished through a purchase by GERA of all the issued and outstanding membership interests of Property Acquisition from GBE in exchange for the LLC Purchase Price as described in the LLC Acquisition Agreement.

11.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of the Company’s interest bearing investments. Substantially all of the Company’s interest bearing investments are in U.S. Treasury Bills.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to the members the Board of Directors.

Based on management’s evaluation as of June 30, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

Changes in Internal Controls Over Financial Reporting

There were no changes to the Company’s controls over financial reporting during the fourth quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference from the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission no later than 120 days after the end of the 2007 fiscal year, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report:
1	.	The following Report of Independent Registered Public Accounting Firm and Financial Statements are submitted herewith:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of June 30, 2007 and June 30, 2006

Statements of Operations for the Year Ended June 30, 2007, for the period from September 7, 2005 through June 30, 2006 and for the period from September 7, 2005 through June 30, 2007

Statements of Stockholders’ Equity for the Year Ended June 30, 2007 and for the period from September 7, 2005 through June 30, 2006

Statements of Cash Flows for the Year Ended June 30, 2007, for the period from September 7, 2005 through June 30, 2006 and for the period from September 7, 2005 through June 30, 2007

Notes to the Financial Statements

2	.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Financial Statements and therefore have been omitted.
3	.	Exhibits required to be filed by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
3.2	Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on February 6, 2006 (File No. 333-129190).

(4)	Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
4.2	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
4.5	Form of Underwriters’ Unit Purchase Option, incorporated by reference to Exhibit 4.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).

(10)	Material Contracts

10.1	Letter Agreement between the Registrant and Grubb & Ellis Company, incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).

10.2	Letter Agreement between the Registrant and C. Michael Kojaian, incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.3	Letter Agreement between the Registrant and Mark E. Rose, incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.4	Letter Agreement between the Registrant and William H. Downey, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.5	Letter Agreement between the Registrant and Melvin F. Lazar, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.6	Letter Agreement between the Registrant and Alan M. Stillman, incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on February 27, 2006 (File No. 333-129190).
10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant, incorporated by reference to Exhibit 10.8 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
10.9	Form of Letter Agreement between Grubb & Ellis Company and Registrant regarding administrative support, incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders, incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on February 6, 2006 (File No. 333-129190).
10.12	Form of Warrant Purchase Agreement between Grubb & Ellis Company and Deutsche Bank Securities Inc., incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.13	Master Agreement for Services, dated February 27, 2006, between Registrant and Grubb & Ellis Company, incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.14	Property Management Agreement, dated February 27, 2006, between Registrant and Grubb & Ellis Management Services, Inc., incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on February 24, 2006 (File No. 333-129190).
10.15	Master Agreement for Project Management Services, dated February 27, 2006, between Registrant and Grubb & Ellis Management Services, Inc., incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
10.16	Form of Underwriters’ Unit Purchase Options, incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on February 6, 2006 (File No. 333-129190).
10.17	Membership Interest Purchase Agreement, dated June 18, 2007, by and among Grubb & Ellis Company, GERA Property Acquisitions, LLC and Grubb & Ellis Realty Advisors, Inc., incorporated by reference to Exhibit 2.1 in the Registrant’s Form 8-K filed on June 19, 2007 (File No. 001-32753).
10.18	Trademark License Agreement, dated June 18, 2007, by and among Grubb & Ellis Company, GERA Property Acquisitions, LLC and Grubb & Ellis Realty Advisors, Inc., incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed on June 19, 2007 (File No. 001-32753).

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31)	Section 302 Certifications

(32)	Section 906 Certification

(99)	Other Information

99.1	Registrant’s Code of Ethics, incorporated by reference to Exhibit 99.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
99.2	Registrant’s Audit Committee Charter, incorporated by reference to Exhibit 99.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).
99.3	Registrant’s Nominating Committee Charter, incorporated by reference to Exhibit 99.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on January 9, 2006 (File No. 333-129190).

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Realty Advisors, Inc. (Registrant)

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer (Principal Executive Officer)	September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007

/s/ Richard W. Pehlke Richard W. Pehlke Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007

* William H. Downey, Director	September 13, 2007

* C. Michael Kojaian, Director	September 13, 2007

* Melvin F. Lazar, Director	September 13, 2007

* Alan M. Stillman, Director	September 13, 2007

/s/ Mark E. Rose

*By: Mark E. Rose, Attorney-in-Fact, pursuant to Powers Of Attorney

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

EXHIBIT INDEX (A)
for the year ended June 30, 2007

Exhibit

(24)	Powers of Attorney
(31)	Section 302 Certifications
(32)	Section 906 Certification
(A)	Exhibits incorporated by reference are listed in Item 15 of this Report