Form 10-K/A
period 2007-06-30
Grubb & Ellis Realty Advisors, Inc.
filed 2007-10-29
CIK 1341769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
FORM 10-K/A

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

Interest Rate and Fees; Interest Rate Cap; Prepayment Rights. Interest on the mortgage loan will be paid and adjusted monthly at a floating rate of interest per annum equal to the 30-day LIBOR plus a spread of 250 basis points. GERA Abrams Centre LLC and GERA 6400 Shafer LLC have purchased an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%, thereby locking the maximum interest rate on borrowings under the mortgage loan at 7.70% for the initial two year term of the mortgage loan. Prepayments of borrowings under the mortgage loan may not be made during the first year of the term.

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

Interest Rate and Fees; Interest Rate Cap; Prepayment Rights. Interest on the mortgage loan will be paid and adjusted monthly at a floating rate of interest per annum equal to the 30-day LIBOR plus a spread of 250 basis points. GERA Danbury LLC has purchased an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%, thereby locking the maximum interest rate on borrowings under the mortgage loan at 7.70% for the initial two year term of facility. Prepayments of borrowings under the mortgage loan may not be made during the first year of the term.

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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The board of directors and executive officers of the Company are as follows:

Name	Age	Position

C. Michael Kojaian	45	Chairman of the Board
Mark E. Rose	43	Chief Executive Officer and Director
Richard W. Pehlke	54	Chief Financial Officer
William H. Downey	62	Director
Melvin F. Lazar	68	Director
Alan M. Stillman	45	Director

C. Michael Kojaian has served as the Company’s Chairman of the Board since the Company’s inception. Mr. Kojaian has been chairman of the board of directors of GBE since June 2002. He has been the president of Kojaian Ventures, L.L.C. and also executive vice president, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, for more than five (5) years. He has also been a director of Arbor Realty Trust, Inc., since June 2003.

Mark E. Rose has served as the Company’s Chief Executive Officer and as a member of the board of directors since the Company’s inception. Mr. Rose has served as the chief executive officer of GBE since March 2005. From 1993 to 2005, Mr. Rose served in various positions with Jones Lang LaSalle, including serving as chief innovation officer from 2000 to 2002, as chief financial officer from 2002 to 2003, and as chief operating officer and chief financial officer of the Americas in 2003 through his departure in 2005. Prior to joining Jones Lang LaSalle, Mr. Rose was the chairman and chief executive officer of the U.S. Real Estate Investment Trust of the British Coal Corporation Pension Funds, where he oversaw the management and subsequent disposal of a $1 billion portfolio real estate assets. Mr. Rose serves on the board of directors of the Chicago Shakespeare Theater, Chicago Botanic Garden, and the Chicago Central Area Committee.

Richard W. Pehlke has served as the Company’s Chief Financial Officer since March of 2007. Mr. Pehlke has served as the executive vice president and chief financial officer of GBE since February 2007. He spent the three previous years at Hudson Highland Group, a publicly held global professional staffing and recruiting business, as its executive vice president and chief financial officer and a member of its board of directors. In this role, he was responsible for all of the firm’s financial functions worldwide. From 2001 to 2003, Pehlke operated his own consulting business specializing in financial strategy and leadership development. In 2000, he was executive vice president and chief financial officer of ONE, Inc. a privately held software implementation business. From 1986 to 1999, Pehlke served as vice president, treasurer and vice president, investor relations at Ameritech Corporation. Earlier, he was director of investor relations at Household International and director of investor relations, financial planning and financial reporting at Beatrice Companies. Pehlke currently serves on the boards of Edward Health Services Corporation in Naperville, Ideal Industries and Valparaiso University.

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

Melvin F. Lazar has served as a member of the Company’s board of directors since October 2005. Mr. Lazar is the founder of Lazar Levine & Felix LLP, a certified public accounting firm that also provides business consultations. Mr. Lazar retired as a partner of Lazar Levine & Felix LLP on October 1, 2002. Mr. Lazar is currently a member of the board of directors and chairman of the audit committee of Arbor Realty Trust, Inc., a New York Stock Exchange listed real estate investment trust and a member of the board of directors and chairman of the audit committee of Enzo Biochem, Inc., a New York Stock Exchanged listed biotechnology company specializing in gene identification and regulation technologies for diagnostic and therapeutic applications.

Alan M. Stillman has served as a member of the Company’s board of directors since November 2005. Mr. Stillman joined the Southfield, Michigan law firm of Seyburn Kahn Ginn Bess and Serlin, P.C. in 1989 as an associate, and has been a shareholder of the firm since 1994.

The Company’s board of directors consists of five directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The Company’s bylaws provide that the number of directors which may constitute the board of directors shall not be less than one or more than nine. The term of office of the first class of directors, consisting of William H. Downey, will expire at the first annual meeting of stockholders. The term of office of the second class of directors, consisting of Melvin F. Lazar and Alan M. Stillman, will expire at the second annual meeting of stockholders. The term of the third class of directors, consisting of C. Michael Kojaian, the chairman of the board, and Mark E. Rose, will expire at the third annual meeting of stockholders.

Other Significant Employees

Mark W. Chrisman has served as executive vice president of acquisitions of GBE since January 2006 and serves on the Company’s investment committee. During 2005, Mr. Chrisman was a principal at Sterling Real Estate Partners. During the more than eight year period prior to joining Sterling Real Estate Partners, Mr. Chrisman served in the capital transactions group at Trizec Properties, Inc. serving as vice president from 2000 to 2005 and director of the Western Region from 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers and persons owning more than 10% of the Company’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”). Based on its review of the copies of such reports furnished to the Company, or representations from certain reporting persons that no other reports were required, the Company believes that all applicable filing requirements were complied with during the fiscal year ended June 30, 2007.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officers and principal financial officer and complies with the required standards of the Sarbanes-Oxley Act of 2002. Accordingly, the Company’s code of ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the code, and accountability. A copy of the Company’s code of ethics is available upon request and without charge by contacting the Company c/o Investor Relations, 500 W. Monroe Street, Suite 2800, Chicago, IL 60661.

Audit Committee

The Audit Committee of the Board of Directors is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and the rules thereunder. The current members of the Audit Committee are Mr. Lazar, as chairman, and Messrs. Downey and Stillman. The Board of

Directors has determined that the members of the Audit Committee are independent under the American Stock Exchange listing requirements and the Exchange Act and the rules thereunder. The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Mr. Lazar satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Item 11.	Executive Compensation.

No executive officer of GERA has received any cash or non-cash compensation for services rendered to GERA. Each executive officer has agreed not to take any compensation prior to the consummation of a business combination, and there are no present intentions to provide compensation to any officers of the Company.

In the event GERA effects a business combination, the Company has agreed to grant Mark W. Chrisman, a member of GERA’s investment committee and executive vice president of acquisitions of GBE $250,000 worth of restricted shares of GERA’s common stock based on the per share price that is equal to the average of the high and low market price of GERA common stock on the date the business combination is consummated. Such shares shall vest in three equal installments of thirty-three and one-third percent (33 1/3%) on the date the business combination is consummated and on the second and third anniversaries of such date, subject to Mr. Chrisman continuing to be employed by GBE or the Company on such dates. Mr. Chrisman does not have an employment agreement with the Company and the Company is under no obligation to enter into an employment agreement with Mr. Chrisman or any other individuals. However, in the event Mr. Chrisman remains employed by GBE or the Company, it is presently anticipated that he would be providing services to the Company. If a business combination is not completed by March 3, 2008, Mr. Chrisman will not be issued the stock discussed above.

In addition, provided that the business combination is approved, GBE has agreed to transfer to Ms. Maureen Ehrenberg, executive vice president of GBE and president of GBE’s Global Client Services, $150,000 worth of its Original Shares (which were issued to the GERA Inside Stockholders prior to the IPO and which are subject to all of the terms and conditions of such Original Shares) for services to GBE in connection with GERA’s IPO. Ms. Ehrenberg has not provided any other services to GBE with respect to the Company and has not provided any other services to or on behalf of the Company, and it is not anticipated that Ms. Ehrenberg will do so upon the consummation of the business combination.

Commencing February 27, 2006, GERA has and will continue to pay GBE, GERA’s sponsor and affiliate, a fee of $7,500 per month fee for providing GERA with office space and certain office and secretarial services. GBE may also earn fees pursuant to the MSA, PMA and the Project Management Agreement for providing the Company certain services prior to and following the consummation of the business combination. Other than the restricted stock to be issued to Mr. Chrisman, the fees payable to GBE pursuant to the MSA, PMA and the Project Management Agreement, and the $7,500 per-month office and secretarial services fee, no compensation of any kind, including finders and consulting fees, have been or prior to the Business Combination, will be paid to any of GERA’s officers. GERA reimburses its officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on GERA’s behalf such as identifying and investigating possible target businesses and business combinations. However, from GERA’s inception in September 2005, through June 30, 2007, GERA has made no reimbursements for expense incurred by them on its behalf, including travel, meals and entertainment.

GERA’s directors do not currently receive any cash compensation for their service as members of the board of directors. However, in the future, non-employee directors may receive certain cash fees and stock awards that the GERA board of directors may determine to pay, although at the present time no determination of any such compensation has been made.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of September 20, 2007:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock on September 20, 2007;

•	each of the Company’s current executive officers and directors; and

•	all of the Company’s current executive officers and directors as a group.

	Beneficial Ownership of Our Common Stock on September 20, 2007
	Number of	Percent of
Name and Address of Beneficial Owner(1)	Shares(2)(3)	Class

Grubb & Ellis Company	5,667,719	19.00%
Fir Tree Inc.(4)	2,952,400	9.90%
The Baupost Group, L.L.C.(5)	2,948,100	9.88%
SAK Corporation(5)	2,948,100	9.88%
Seth A. Klarman(5)	2,948,100	9.88%
Wellington Management Company, LLP(6)	2,521,700	8.45%
Sapling, LLC(4)	2,018,686	6.77%
Michael Kojaian(7)	1,908,337	6.40%
Kojaian Ventures-MM, Inc.(7)(8)	1,866,667	6.26%
Kojaian Ventures, L.L.C.(7)(8)	1,866,667	6.26%
D.B. Zwirn & Co., L.P.(9)	1,638,380	5.49%
DBZ GP, LLC(9)	1,638,380	5.49%
Zwirn Holdings, LLC(9)	1,638,380	5.49%
Daniel B. Zwirn(9)	1,638,380	5.49%
Mark E. Rose	91,670	*
William Downey	41,670	*
Alan M. Stillman	41,670	*
Melvin F. Lazar	41,670	*
Richard W. Pehlke	0	*
All Directors and Additional Officers as a Group	2,125,017	7.12%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the stockholders is 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)	Beneficially owned shares do not include any shares of common stock issuable upon exercise of warrants which are exercisable upon the successful completion of a Business Combination.

(4)	Sapling, LLC (“Sapling”) and Fir Tree Recovery Master Fund, L.P. (“Fir Tree Recovery”) are the beneficial owners of 2,018,686 shares of GERA common stock and 933,714 shares of GERA common stock, respectively. Fir Tree Inc. may be deemed to beneficially own the shares of GERA common stock held by Sapling and Fir Tree Recovery as a result of being the investment manager of Sapling and Fir Tree Recovery. Fir Tree Recovery may direct the vote and disposition of 933,714 shares of Company common stock and Sapling may direct the vote and disposition of 2,018,686 shares of Company common stock. The address of each of these shareholders is 535 Fifth Avenue, 31st Floor, New York City, New York 10017. Jeff Tannenbaum is the president of each Fir Tree Inc. and Fir Tree Recovery.

(5)	The Baupost Group, L.L.C. (“Baupost”) is a registered investment advisor. SAK Corporation (“SAK”) is the manager of Baupost. Seth A. Klarman (“Klarman”), as sole director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of the securities beneficially owned by Baupost. Securities beneficially owned by Baupost, SAK and Klarman include securities purchase on behalf of various investment limited partnerships. The address for each of Baupost, SAK and Klarman is 10 St. James Avenue, Suite 2000, Boston, Massachusetts, 02116.

(6)	Wellington Management, LLP, (“Wellington”) in its capacity as investment advisor, may be deemed to beneficially own 2,521,700 shares of GERA common stock which are held of record by clients of Wellington. Wellington’s clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. The address for Wellington is 75 State Street, Boston, Massachusetts, 02109. Perry Traquina is the chief executive officer of Wellington.

(7)	C. Michael Kojaian, the chairman of the Company’s board of directors, is affiliated with Kojaian Ventures, L.L.C. and Kojaian Ventures-MM, Inc. Pursuant to the rules established under Securities Exchange Act of 1934, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of such Act.

(8)	Kojaian Ventures-MM, Inc. is the managing member of Kojaian Ventures, L.L.C. The address for each of Kojaian Ventures, L.L.C. and Kojaian Ventures-MM, Inc. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(9)	D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 534,752 shares of GERA common stock owned by D.B. Zwirn Special Opportunities Fund, L.P., (ii) 930,628 shares of GERA common stock owned by D.B. Zwirn Special Opportunities Fund, Ltd. and (iii) 173,000 shares of GERA common stock owned by HCM/Z Special Opportunities, LLC (each entity referred to in (i) through (iii) is herein referred to as a “Fund” and, collectively, as the “Funds”). D.B. Zwirn & Co., L.P. is the manager of each of the Funds, and consequently has voting control and investment discretion over the GERA common stock held by each of the Funds. Daniel B. Zwirn is the managing member of an thereby controls, Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls D.B. Zwirn & Co., L.P. The address of each D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn is 745 Fifth Avenue, 18th Floor, New York, NY 10151.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Review Policy

The Company recognizes that transactions between the Company and any of its directors, officers and significant stockholders or other related parties can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. Accordingly, any transactions with related parties that preceded or occurred in connection with the IPO were approved by the Company’s board of directors, a majority of which are independent directors. In addition, the Company’s board of directors established a special committee of independent directors to consider all transactions between the Company and related parties that relate to the proposed Business Combination. Further, at the request of the special committee, the Company’s board of directors executed a unanimous written consent, dated as of June 18, 2007, which provides that, subject to limited exceptions, neither the Company nor any subsidiary thereof will enter into any agreement, arrangement or other transaction after June 18, 2007 that is between the Company or any subsidiary thereof, on the one hand, and any affiliate of the Company or any subsidiary thereof (other than the Company or a subsidiary thereof), on the other hand, unless and until such agreement, arrangement or other transaction has been reviewed by, and received the prior approval of, a majority of the independent directors of the Company. In addition, under the terms of this resolution, neither the Company nor any subsidiary thereof will amend, modify, supplement, extend or terminate (other than at the stated expiration date) any agreement, arrangement or other transaction between the Company or any subsidiary thereof, on the one hand, and any affiliate of the Company or any subsidiary thereof (other than the Company or a subsidiary thereof), on the other hand, that is in existence on or before June 18, 2007, unless and until such amendment, modification, supplementation, extension or termination has been reviewed by, and received the prior approval of, a majority of the independent directors of the Company. For purposes of the resolution, so long as GBE or any of its affiliates or successors owns beneficially more than 5% of the outstanding shares of common stock of the Company, GBE and its affiliates and successors will be deemed affiliates of the Company and its subsidiaries. In addition, the resolution may not be amended, modified, supplemented, revoked or repealed without the vote of the majority of independent directors of the Company. In connection with the adoption of the resolution, the Company’s board of directors amended and restated the Company’s bylaws to give effect to the resolution.

GERA Related Party Transactions

In October 2005, the Company issued 5,876,069 shares of its common stock to GBE, a sponsor and affiliate of the Company, for $2,500,000 in cash, at an average purchase price of approximately $0.43 per share. GBE subsequently transferred shares of our common stock to the individuals and in the amounts set forth below:

	Number of
Name	Shares	Relationship to Us

C. Michael Kojaian	41,670	Chairman of the Board
Mark E. Rose	41,670	Director and Chief Executive Officer
William Downey	41,670	Director
Melvin F. Lazar	41,670	Director
Alan M. Stillman	41,670	Director

Pursuant to an escrow agreement between GERA, the GERA Inside Stockholders (defined herein as Messrs. Kojaian, Rose, Downey, Lazar and Stillman, and GBE), and Continental Stock Transfer & Trust Company, all of the GERA Inside Stockholders’ shares purchased prior to the IPO (“Inside Shares”) were placed in escrow, with Continental acting as escrow agent until the earliest of:

•	February 27, 2009;

•	the Company’s liquidation; or

•	the consummation of a liquidation, acquisition, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business.

During the escrow period, the shares placed in escrow cannot be sold, but the GERA Inside Stockholders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. Additionally, if dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow.

If GERA is unable to effect a business combination and liquidates, none of the stockholders who purchased common stock prior to the IPO will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the IPO.

GERA also entered into a registration rights agreement with the GERA Inside Stockholders pursuant to which the holders of the majority of the Inside Shares will be entitled to make up to two demands that GERA register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. GERA will bear the expenses incurred in connection with the filing of any such registration statements.

Each GERA Inside Stockholder also entered into a letter agreement with GERA and Deutsche Bank Securities, Inc. pursuant to which, among other things:

•	each agreed to vote all Inside Shares owned by him in accordance with the holders of a majority of the shares of GERA’s common stock sold in the IPO present in person or represented by proxy and entitled to vote at the special meeting if GERA solicits approval of its stockholders for a business combination;

•	if GERA fails to consummate a business combination by September 3, 2007 or by March 3, 2008 each agreed to take all reasonable actions within his power to cause GERA to liquidate as soon as reasonably practicable;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to GERA prior to the consummation of GERA’s business combination; and

•	Other then with respect to the Services Agreement described below, each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

As part of the IPO, GERA sold 1,666,667 units to Kojaian Ventures, L.L.C., an entity affiliated with C. Michael Kojaian, the Chairman of the Board of Directors and the chairman of the board of directors of GERA’s corporate stockholder, at a per unit price of $6.00.

For a description of the proposed business combination between GERA and Properties Acquisition, see Item 1, “Properties Acquisition Proposal.”

For a description of agreements entered into between GERA and GBE and between the SPEs and GBE, see Item 1, “Agreements with GBE,” and Note 8 to the Financial Statements.

For a description of other related party transactions, see Item 11, Executive Compensation, and Note 8 to the Financial Statements.

Independence of Directors

GERA’s Board of Directors has determined that William H. Downey, Melvin F. Lazar and Alan M. Stillman, a majority of the directors on the Board, are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. By “independent director,” the Board of Directors means a person other than an officer or employee of GERA or any other individual having a relationship, which, in the opinion of the Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. GERA’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP (“Ernst & Young”), independent public accountants, served as the Company’s auditors for the 2007 fiscal year and for the period from September 7, 2005 through June 30, 2006. Ernst & Young billed the Company the fees and costs (“fees”) set forth below for services rendered during the fiscal year ended June 30, 2007 and for the period from September 7, 2005 through June 30, 2006, respectively.

September 7, 2005
	For the Fiscal	(Date of Inception)
	Year Ended	through
	June 30, 2007(1)	June 30, 2006(1)

Audit Fees(2)	$190,000	$219,100
Audit Related Services Fees	—	—
Tax Related Services Fees	—	—
All Other Fees	—	—

Total	$190,000	$219,100

(1)	All fees were approved by the audit committee of the Company’s board of directors.

(2)	$47,100 of these fees was paid by GBE on behalf of the Company. The Company repaid these fees without interest to GBE on March 3, 2006 from net proceeds upon the closing of the IPO.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report:
1	.	The following Report of Independent Registered Public Accounting Firm and Financial Statements are submitted herewith:

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

Grubb & Ellis Realty Advisors, Inc. (Registrant)

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer (Principal Executive Officer)	October 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2007

/s/ Richard W. Pehlke Richard W. Pehlke Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2007

* William H. Downey, Director	October 29, 2007

* C. Michael Kojaian, Director	October 29, 2007

* Melvin F. Lazar, Director	October 29, 2007

* Alan M. Stillman, Director	October 29, 2007

/s/ Mark E. Rose

*By: Mark E. Rose, Attorney-in-Fact, pursuant to Powers Of Attorney

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)

EXHIBIT INDEX (A)
for the year ended June 30, 2007

Exhibit

(24)	Powers of Attorney
(31)	Section 302 Certifications