Form 10-Q
period 2007-09-30
Grubb & Ellis Realty Advisors, Inc.
filed 2007-11-09
CIK 1341769

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐
29,834,403
(Number of shares outstanding of the registrant’s
common stock at Nov. 07, 2007)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,378	$59,620
Cash, cash equivalents and investments held in trust	144,723,599	143,670,115
Interest receivable on cash and cash equivalents held in trust	132,983	157,436
Prepaid expenses	129,131	218,919

Total assets	$145,003,091	$144,106,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$862,190	$598,518

Total current liabilities	862,190	598,518
Deferred underwriting discount	2,675,000	2,675,000

Total liabilities	3,537,190	3,273,518

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $706,410 at September 30, 2007 and $614,042 at June 30, 2007)	1,371,266	1,191,964

Total commitments and contingencies	28,322,784	28,143,482

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,721 shares of common stock subject to possible redemption) at September 30, 2007 and June 30, 2007	2,983	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2007 and June 30, 2007	—	—
Additional paid-in capital	109,023,672	109,023,672
Earnings accumulated during the development stage	4,116,462	3,662,435

Total stockholders’ equity	113,143,117	112,689,090

Total liabilities and stockholders’ equity	$145,003,091	$144,106,090

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS
(unaudited)

			September
			7, 2005
			(Date of
			Inception)
	Three Months Ended		Through
	September 30,		September
	2007	2006	30, 2007
Cost and expenses
Operating expenses	$353,767	$91,255	$1,993,776

Other income
Interest on investments held in trust	1,359,031	1,670,191	10,393,578

Total other income	1,359,031	1,670,191	10,393,578

Income before provision for income taxes	1,005,264	1,578,936	8,399,802

Provision for income taxes	(371,934)	(536,838)	(2,912,073)

Net income	633,330	1,042,098	5,487,729

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(179,302)	(220,375)	(1,371,266)

Net income allocable to common stock	$454,028	$821,723	$4,116,463

Net income per weighted average common share outstanding:

Basic -	$0.02	$0.03	$0.20

Diluted -	$0.02	$0.03	$0.20

Weighted average common shares outstanding exclusive of shares subject to possible redemption:

Basic -	25,045,132	25,045,132	20,195,901

Diluted -	25,045,132	25,045,132	20,195,901

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(unaudited)

			September 7,
			2005
			(Date of
			Inception)
	Three Months	Three Months	through
	Ended September	Ended September	September 30,
	30, 2007	30, 2006	2007
Cash Flows from operating activities
Net income allocable to common stock	$454,028	$821,723	$4,116,463
Adjustments to reconcile net income allocable to common stock to net cash provided by operating activities:
Deferred tax benefit	(19,352)	(6,661)	(133,492)
Increase in deferred tax valuation allowance	19,352	6,661	133,492
Stock-based compensation expense	—	—	88,645
Deferred interest attributable to common stock subject to possible redemption	179,302	220,375	1,371,266
Increase (decrease) in accrued interest on investments held in trust	24,453	1,548,955	(2,261,343)
Decrease (increase) in prepaid expenses	89,787	44,727	(129,132)
Increase in accounts payable	263,672	552,966	862,190

Net cash provided by operating activities	1,011,242	3,188,746	4,048,089

Cash Flows from Investing Activities
Purchase of investments held in trust	(1,053,484)	(3,219,146)	(142,595,239)

Net cash used in investing activities	(1,053,484)	(3,219,146)	(142,595,239)

Cash Flows from Financing Activities
Proceeds from public offering, net	—	—	133,900,270
Proceeds from sale of common stock to founders	—	—	2,500,000
Proceeds from issuance of underwriter’s option	—	—	100
Deferral of underwriting fees	—	—	2,675,000
Repayment to corporate sponsor of loan for offering expenses	—	—	(510,842)

Cash provided by financing activities	—	—	138,564,528

Net (decrease) increase in cash and cash equivalents	(42,242)	(30,400)	17,378
Cash and cash equivalents — beginning of period	59,620	748,327	—

Cash and cash equivalents — end of period	$17,378	$753,927	$17,378

See notes to financial statements

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
1. Organization and Business Operations:
     Grubb & Ellis Realty Advisors, Inc. (the “Company” or “GERA”) is a blank check company organized for the purpose of acquiring, through a purchase, asset acquisition or other business combination (“Business Combination”), one or more United States commercial real estate properties and/or assets, principally industrial and office properties. The Company was incorporated in Delaware on September 7, 2005 and is a taxable C corporation under the Internal Revenue Code with a fiscal-year end of June 30.   The Company is considered in the development stage and is subject to the risks associated with development stage companies.
      The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006.  The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133.4 million after payment of related offering costs.  The Business Combination must be a target acquisition with fair value of at least 80% (excluding the amount held in the trust representing a portion of the fees of the underwriters) of the net assets of the Company at the time of acquisition. Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. A portion of the net proceeds from the Offering (approximately $132.3 million) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2.5 million) and the deferred underwriting discount (approximately $2.7 million).  The net proceeds deposited into the Trust Account totaled approximately $137.5 million and will be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses. As of September 30, 2007, there was approximately $144.9 million, including accrued interest of approximately $133,000 held in the Trust Account.
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
  On June 18, 2007, the Company entered into a membership interest purchase agreement (the “LLC Acquisition Agreement”) pursuant to which the Company will acquire from Grubb & Ellis Company (“Grubb & Ellis” or “GBE”) all of the membership interests of Property Acquisition, LLC which, through its wholly-owned subsidiaries, owns three properties – Abrams Centre located in Dallas, Texas, 6400 Shafer Court located in Rosemont, Illinois, and Danbury Corporate Center located in Danbury, Connecticut. The aggregate value of the properties is sufficient for the Company’s acquisition of Property Acquisition LLC to constitute the Business Combination, if the transaction is approved by the holders of a majority of GERA common stock issued in the IPO and the holders of 20% or more of the common stock issued in the IPO do not vote against the Business Combination and exercise their conversion rights. On June 18, 2007, the Company filed a preliminary proxy statement with the SEC pursuant to which it will seek stockholder approval of the Business Combination and certain other matters.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
2. New Accounting Standard
     The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classifications of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 as required effective July 1, 2007. The adoption of FIN 48 did not have a material impact on its financial position or results of operations.
3. Interim Period Reporting
     The accompanying unaudited financial statements include the accounts of Grubb & Ellis Realty Advisors, Inc. and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
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
     Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be achieved in future periods.
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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
5. Stockholders’ Equity
The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of September 30, 2007 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of September 30, 2007. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity.
All common stock and common stock related information has been adjusted to give retroactive effect to a 1 for 1.441932 reverse stock split of the Company’s common stock effected February 3, 2006 and subsequent retroactive effect to a 1.25 for 1 forward stock split of the Company’s common stock effected February 23, 2006.
6. Income Taxes
     The provision for federal and state income taxes for the three months ended September 30, 2007, the three months ended September 30, 2006 and for the period from September 7, 2005 (date of inception) through September 30, 2007 is as follows:

			September 7, 2005
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007
Current provision	$(371,934)	$(536,838)	$(2,912,073)
Deferred benefit	19,352	6,661	133,492
Increase in valuation allowance	(19,352)	(6,661)	(133,492)

	$(371,934)	$(536,838)	$(2,912,073)

     The Company recorded a deferred tax asset in the amount of $133,492 as of September 30, 2007 related to state net operating loss carryforwards, which expire through 2019; however, the Company fully reserved this deferred tax asset due to the uncertainty in regards to the realization of this asset in future periods.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
7. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

			September 7,
			2005
			(Date of
			Inception)
	Three Months Ended		Through
	September 30,		September
	2007	2006	30, 2007
Net income to common stockholders	$454,028	$821,723	$4,116,463

Basic earnings per common share:
Weighted average common shares outstanding	25,045,132	25,045,132	20,195,901

Net income per common share – basic	$0.02	$0.03	$0.20

Diluted earnings per common share:
Weighted average common shares outstanding	25,045,132	25,045,132	20,195,901
Effect of dilutive securities:
Warrants	—	—	—

Weighted average dilutive common shares outstanding	25,045,132	25,045,132	20,195,901

Net income per common share – diluted	$0.02	$0.03	$0.20

     The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon a successful Business Combination.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
8. Related Party Transactions
     Grubb & Ellis is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. Pursuant to an agreement with Deutsche Bank Securities Inc., Grubb & Ellis also agreed to purchase, in the public marketplace, up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. Grubb & Ellis agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in the Company’s public offering. In addition, Grubb & Ellis further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to this warrant purchase program, Grubb & Ellis purchased an aggregate of 4,645,521 warrants through August 27, 2006, the extended date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. As of March 2, 2006, Grubb & Ellis had advanced to the Company approximately $511,000 during its initial phase through direct payment of certain costs associated with the Offering. The advance was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering. In addition, as of September 30, 2007, Grubb & Ellis advanced on the Company’s behalf approximately $754,000 through direct payment of certain costs associated with the pursuit of target acquisitions. These costs are included in accounts payable in the September 30, 2007 balance sheet.
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
     Grubb & Ellis has agreed that, commencing on February 27, 2006, the effective date of the registration statement, it will make available to the Company a small amount of office space and certain office and secretarial services, as may be required from time to time. GERA considers its current office space adequate for current operations. Upon consummation of the acquisition, the principal executive offices of GERA will continue to be located at 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661.
     The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of September 30, 2007, the Company had paid cumulative such fees totaling $157,500 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.
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
9. Material Contract
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
On June 18, 2007, the Company entered into a membership interest purchase agreement (the “LLC Acquisition Agreement”) pursuant to which the Company will acquire from Grubb & Ellis Company (“Grubb & Ellis” or “GBE”) all of the membership interests of Property Acquisition, LLC which, through its wholly-owned subsidiaries, owns three properties – Abrams Centre located in Dallas, Texas, 6400 Shafer Court located in Rosemont, Illinois, and Danbury Corporate Center located in Danbury, Connecticut. The aggregate value of the properties is sufficient for the Company’s acquisition of Property Acquisition LLC to constitute the Business Combination, if the transaction is approved by the holders of a majority of GERA common stock issued in the IPO and the holders of 20% or more of the common stock issued in the IPO do not vote against the Business Combination and exercise their conversion rights. On June 18, 2007, the Company filed a preliminary proxy statement with the SEC pursuant to which it will seek stockholder approval of the Business Combination and certain other matters.

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
     CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     A discussion of the Company’s critical accounting policies, which include the basis of presentation and investments held in trust, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to these policies in fiscal 2008.
     RESULTS OF OPERATIONS
     For the quarter ended September 30, 2007, the Company generated net income of approximately $454,000, due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred, which consisted primarily of professional fees, costs associated with the pursuit of target acquisitions, the monthly fee paid to Grubb & Ellis Company, insurance expense and franchise taxes, and the provision for income taxes.
     For the quarter ended September 30, 2006, the Company generated net income of approximately $822,000, due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred, which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, insurance expense, and the provision for income taxes.
     For the period from September 7, 2005 (inception) through September 30, 2007, the Company generated net income of approximately $4,116,000 due to interest earned on investments held in trust. This income was also partially offset by operating expenses incurred which consisted primarily of professional fees, stock-based compensation expense and insurance expense, and the provision for income taxes.

     LIQUIDITY AND CAPITAL RESOURCES
     For the quarter ended September 30, 2007, cash and cash equivalents decreased by approximately $42,000 due to the payment of operating expenses which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, and the annual franchise tax. Net cash provided by operating activities was generated primarily from interest income received on the Company’s investments held in trust less estimated federal tax payments. This income less the estimated tax payments, along with the proceeds from investment maturities, totaled approximately $1.1 million and was reinvested in short-term U.S. Treasury Bills during the quarter.
     For the quarter ended September 30, 2006, cash and cash equivalents decreased by approximately $30,400 due to the payment of operating expenses which consisted primarily of professional fees and the monthly fee paid to Grubb & Ellis Company. Net cash provided by operating activities was generated primarily from interest income received on the Company’s investments held in trust less estimated federal tax payments. This income, less the estimated tax payments, along with the proceeds from investment maturities was reinvested in short-term U.S. Treasury Bills during the quarter.

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
     Item 4. Controls and Procedures
     Effective as of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 1, 2, 3, 4 and 5 are not applicable
for the quarter ended September 30, 2007)

Item 1A. Risk Factors
     A discussion of the factors that could adversely affect the Company’s ability to obtain favorable results and maintain or increase stockholder value, among other things, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial may also materially adversely affect the Company’s business financial condition and/or operating results.
Item 6. Exhibits
(31)	Section 302 Certifications

(32)	Section 906 Certification

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS REALTY ADVISORS, INC.
(Registrant)

Date: November 7, 2007	/s/ Richard W. Pehlke

Richard W. Pehlke
Chief Financial Officer

Grubb & Ellis Realty Advisors, Inc.
EXHIBIT INDEX
for the quarter ended September 30, 2007
Exhibit
(31)	Section 302 Certifications
(32)	Section 906 Certification