Form 10-Q
period 2007-12-31
Grubb & Ellis Realty Advisors, Inc.
filed 2008-02-11
CIK 1341769

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer       ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑    No ☐
29,834,403

(Number of shares outstanding of the registrant’s
common stock at Feb. 07, 2008)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,372	$59,620
Cash, cash equivalents and investments held in trust	145,553,897	143,670,115
Interest receivable on cash and cash equivalents held in trust	89,087	157,436
Prepaid expenses	178,401	218,919

Total assets	$145,835,757	$144,106,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204,532	$598,518

Total current liabilities	1,204,532	598,518
Deferred underwriting discount	2,675,000	2,675,000

Total liabilities	3,879,532	3,273,518

Commitments and contingencies:
Common stock, subject to possible redemption; 4,789,271 shares at $5.63 per share	26,951,518	26,951,518
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $783,646 at December 31, 2007 and $614,042 at June 30, 2007)	1,521,197	1,191,964

Total commitments and contingencies	28,472,715	28,143,482

Stockholders’ equity:
Common stock — $0.0001 par value; 120,000,000 shares authorized; 29,834,403 issued and outstanding (including 4,789,271 shares of common stock subject to possible redemption) at December 31, 2007 and June 30, 2007	2,983	2,983
Preferred stock — $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2007 and June 30, 2007	—	—
Additional paid-in capital	109,023,672	109,023,672
Earnings accumulated during the development stage	4,456,855	3,662,435

Total stockholders’ equity	113,483,510	112,689,090

Total liabilities and stockholders’ equity	$145,835,757	$144,106,090

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS
(unaudited)

					September 7, 2005
					(Date of Inception)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
Cost and expenses
Operating expenses	$393,489	$123,352	$747,256	$214,608	$2,387,265

Other income
Interest on investments held in trust	1,136,402	1,778,649	2,495,433	3,448,840	11,529,980

Total other income	1,136,402	1,778,649	2,495.433	3,448,840	11,529,980

Income before provision for income taxes	742,913	1,655,297	1,748,177	3,234,232	9,142,715

Provision for income taxes	(252,590)	(562,801)	(624,524)	(1,099,639)	(3,164,663)

Net income	490,323	1,092,496	1,123,653	2,134,593	5,978,052

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(149,930)	(234,664)	(329,232)	(455,039)	(1,521,197)

Net income allocable to common stock	$340,393	$857,832	$794,421	$1,679,554	$4,456,855

Net income per weighted average common share outstanding:

Basic —	$0.01	$0.03	$0.03	$0.07	$0.22

Diluted —	$0.01	$0.03	$0.03	$0.07	$0.22

Weighted average common shares outstanding exclusive of shares subject to possible redemption:

Basic —	25,045,132	25,045,132	25,045,132	25,045,132	20,723,864

Diluted —	25,045,132	25,045,132	25,045,132	25,045,132	20,723,864

See notes to financial statements.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS
(unaudited)

			December 7, 2005
			(Date of Inception)
	Six Months Ended	Six Months Ended	through
	December 31, 2007	December 31, 2006	December 31, 2007
Cash Flows from operating activities
Net income allocable to common stock	$794,421	$1,679,555	$4,456,856
Adjustments to reconcile net income allocable to common stock to net cash provided by operating activities:
Deferred tax benefit	(48,077)	(15,665)	(162,217)
Increase in deferred tax valuation allowance	48,077	15,665	162,217
Stock-based compensation expense	—	—	88,645
Deferred interest attributable to common stock subject to possible redemption	329,232	455,039	1,521,196
Decrease (increase) in accrued interest on investments held in trust	68,349	1,934,190	(2,217,447)
Decrease (Increase) in prepaid expenses	40,518	87,196	(178,400)
Increase in accounts payable	606,014	1,093,337	1,204,532

Net cash provided by operating activities	1,838,534	5,249,317	4,875,382

Cash Flows from Investing Activities
Purchase of investments held in trust	(1,883,782)	(5,383,030)	(143,425,537)

Net cash used in investing activities	(1,883,782)	(5,383,030)	(143,425,537)

Cash Flows from Financing Activities
Proceeds from public offering, net	—	—	133,900,270
Proceeds from sale of common stock to founders	—	—	2,500,000
Proceeds from issuance of underwriter’s option	—	—	100
Deferral of underwriting fees	—	—	2,675,000
Repayment to corporate sponsor of loan for offering expenses	—	—	(510,842)

Cash provided by financing activities	—	—	138,564,528

Net (decrease) increase in cash and cash equivalents	(45,248)	(133,713)	14,372
Cash and cash equivalents — beginning of period	59,620	784,327	—

Cash and cash equivalents — end of period	$14,372	$650,614	$14,372

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
     The registration for the Company’s initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission on February 27, 2006. The Company closed the Offering on March 3, 2006 and received net proceeds of approximately $133.4 million after payment of related offering costs. The Business Combination must be a target acquisition with fair value of at least 80% (excluding the amount held in the trust representing a portion of the fees of the underwriters) of the net assets of the Company at the time of acquisition. Furthermore, there is no assurance the Company will be able to successfully effect a Business Combination. A portion of the net proceeds from the Offering (approximately $132.3 million) was placed in a trust account (“Trust Account”) along with the initial capital from the founding stockholder ($2.5 million) and the deferred underwriting discount (approximately $2.7 million). The net proceeds deposited into the Trust Account totaled approximately $137.5 million and will be invested in government securities until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining net proceeds from the Offering may be used to pay for business, legal, and accounting due diligence on potential acquisitions, for a Business Combination and for continuing general and administrative expenses. As of December 31, 2007, there was approximately $145.6 million, including accrued interest of approximately $89,000 held in the Trust Account.
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
     Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be achieved in future periods.
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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
5. Stockholders’ Equity
     The Company has authorized 120,000,000 shares of common stock at a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There are 29,834,403 shares of common stock issued and outstanding as of December 31, 2007 after giving effect to the stock splits noted below. There are no shares of preferred stock outstanding as of December 31, 2007. The Company sold to Deutsche Bank Securities Inc. (“Underwriter”) for $100, as additional compensation, an option to purchase up to 958,333 Units at $6.60 per Unit, with warrants issued as part of the units exercisable at $6.25 per share. The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.4 million using an expected life of five years, volatility of 20.9% and a risk-free interest rate of 4.51%. At that time, the Company had no trading history, and as a result it was not possible to value this option based on historical trades. To estimate the value of this option, the Company considered a basket of U.S. commercial real estate companies. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option depended on many factors that cannot be precisely valued. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as a cost of the public offering resulting in a charge directly to stockholders’ equity.
     All common stock and common stock related information has been adjusted to give retroactive effect to a 1 for 1.441932 reverse stock split of the Company’s common stock effected February 3, 2006 and subsequent retroactive effect to a 1.25 for 1 forward stock split of the Company’s common stock effected February 23, 2006.
6. Income Taxes
     The provision for federal and state income taxes for the three months ended December 31, 2007 and December 31, 2006, for the six months ended December 31, 2007 and December 31, 2006 and for the period from September 7, 2005 (date of inception) through December 31, 2007 is as follows:

					September 7, 2005
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007

Current provision	$(252,590)	$(562,801)	$(624,524)	$(1,099,639)	$(3,164,663)
Deferred benefit	28,725	9,005	48,077	15,665	162,217
Increase in valuation allowance	(28,725)	(9,005)	(48,077)	(15,665)	(162,217)

	$(252,590)	$(562,801)	$(624,524)	$(1,099,639)	$(3,164,663)

     The Company has recorded a deferred tax asset in the amount of $162,217 as of December 31, 2007 related to state net operating loss carry forwards, which expire through 2019; however, the Company fully reserved this deferred tax asset due to the uncertainty in regards to the realization of this asset in future periods.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
7. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

					September 7, 2005
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

Net income allocable to common stockholders	$340,393	$857,832	$794,421	$1,679,554	$4,456,855

Basic earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption	25,045,132	25,045,132	25,045,132	25,045,132	20,723,864

Net income per common share — basic	$0.01	$0.03	$0.03	$0.07	$0.22

Diluted earnings per common share:
Weighted average common shares outstanding exclusive of shares subject to possible redemption	25,045,132	25,045,132	25,045,132	25,045,132	20,723,864
Effect of dilutive securities:
Warrants	—	—	—	—	—

Weighted average dilutive common shares outstanding exclusive of shares subject to possible redemption	25,045,132	25,045,132	25,045,132	25,045,132	20,723,864

Net income per common share — diluted	$0.01	$0.03	$0.03	$0.07	$0.22

     The Company has approximately 47.9 million warrants outstanding, which are not reflected as dilutive securities since their exercisability is contingent upon a successful Business Combination.

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
8. Related Party Transactions
     Grubb & Ellis is the Company’s corporate sponsor. For an initial investment of $2,500,000, Grubb & Ellis, on behalf of itself and all directors, purchased an aggregate 5,876,069 shares of common stock. (Also see Note 10 — Subsequent Events for further information related to shares owned by Grubb & Ellis.) Pursuant to an agreement with Deutsche Bank Securities Inc., Grubb & Ellis also agreed to purchase, in the public marketplace, up to $3,500,000 of warrants in the open market place if the market price was less than $0.70 during the period commencing May 3, 2006 through June 28, 2006. Grubb & Ellis agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in the Company’s public offering. In addition, Grubb & Ellis further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a Business Combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement. Pursuant to this warrant purchase program, Grubb & Ellis purchased an aggregate of 4,645,521 warrants through August 27, 2006, the extended date of the agreement, for an aggregate purchase price excluding commissions of $2,178,297, or approximately $0.47 per warrant. As of March 2, 2006, Grubb & Ellis had advanced to the Company approximately $511,000 during its initial phase through direct payment of certain costs associated with the Offering. The advance was repaid without interest on March 3, 2006 from net proceeds upon the closing of the Offering. In addition, as of December 31, 2007, Grubb & Ellis advanced on the Company’s behalf approximately $1,142,830 through direct payment of certain costs associated with the pursuit of target acquisitions. These costs are included in accounts payable in the December 31, 2007 balance sheet.
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
     The Company pays Grubb & Ellis $7,500 per month for these services. This arrangement is solely for the Company’s benefit and is not intended to provide compensation in lieu of fees. As of December 31, 2007, the Company had paid cumulative such fees totaling $157,500 to Grubb & Ellis. The Company will reimburse certain out of pocket expenses incurred by Grubb & Ellis in connection with seeking to effect a Business Combination.
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

GRUBB & ELLIS REALTY ADVISORS, INC.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
9. Material Contract
     On October 2, 2006, GBE formed GERA Property Acquisition, LLC (“Property Acquisition”), a wholly owned subsidiary of GBE. GBE formed Property Acquisition as a holding company, which in turn established three separate wholly owned special purpose entities (the “SPE’s”), to acquire Abrams Centre located in Dallas, Texas (“Abrams Centre”), 6400 Shafer Court located in Rosemont, Illinois (“6400 Shafer”), and Danbury Corporate Center located in Danbury, Connecticut (the “Corporate Center”) (collectively the “Properties”) with the intention of selling them to the Company on a basis that is cost neutral to GBE.
     On June 18, 2007, the Company entered into a membership interest purchase agreement (the “LLC Acquisition Agreement”) pursuant to which the Company will acquire from Grubb & Ellis Company (“Grubb & Ellis” or “GBE”) all of the membership interests of Property Acquisition, LLC which, through its wholly-owned subsidiaries, owns three properties — Abrams Centre located in Dallas, Texas, 6400 Shafer Court located in Rosemont, Illinois, and Danbury Corporate Center located in Danbury, Connecticut. The aggregate value of the properties is sufficient for the Company’s acquisition of Property Acquisition LLC to constitute the Business Combination, if the transaction is approved by the holders of a majority of GERA common stock issued in the IPO and the holders of 20% or more of the common stock issued in the IPO do not vote against the Business Combination and exercise their conversion rights. On June 18, 2007, the Company filed a preliminary proxy statement with the SEC pursuant to which it will seek stockholder approval of the Business Combination and certain other matters.
10. Subsequent Events
     On January 25, 2008, GBE agreed, simultaneously upon the closing of the LLC Acquisition Agreement, to reduce its stock ownership interest of the issued and outstanding shares in the Company from 5,667,719 shares, or approximately 19% of the issued and outstanding shares, to 1,271,931 shares, or 5%, of the Company after giving effect to such share reduction. This reduction in stock ownership would be effected by the redemption by the Company of 4,395,788 of GBE’s Original Shares for the par value thereof ($.0001 per share), or an aggregate redemption price of approximately $440.

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
     RESULTS OF OPERATIONS
     For the six months ended December 31, 2007, the Company generated net income of approximately $1,124,000, due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred, which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, insurance expense and franchise taxes, and the provision for income taxes.
     For the six months ended December 31, 2006, the Company generated net income of approximately $2,135,000, due to interest earned on investments held in trust. This income was partially offset by operating expenses incurred, which consisted primarily of professional fees, the monthly fee paid to Grubb & Ellis Company, insurance expense, and the provision for income taxes.
     For the period from September 7, 2005 (inception) through December 31, 2007, the Company generated net income of approximately $5,978,000 due to interest earned on investments held in trust. This income was also partially offset by operating expenses incurred which consisted primarily of professional fees, stock-based compensation expense and insurance expense, and the provision for income taxes.

     LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended December 31, 2007, cash and cash equivalents decreased by approximately $45,000 due to the payment of operating expenses which consisted primarily of professional fees and the annual franchise tax. Net cash provided by operating activities was generated primarily from interest income received on the Company’s investments held in trust less estimated federal tax payments. This income, less the estimated tax payments, along with the proceeds from investment maturities was reinvested in short-term U.S. Treasury Bills during the quarter.
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
     Item 4. Controls and Procedures
     Effective as of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 1, 2, 3, 4 and 5 are not applicable
for the quarter ended December 31, 2007)

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

GRUBB & ELLIS REALTY ADVISORS, INC.
(Registrant)

Date: February 7, 2008	/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer

Grubb & Ellis Realty Advisors, Inc.
EXHIBIT INDEX
for the quarter ended December 31, 2007
Exhibit
(31)	Section 302 Certifications

(32)	Section 906 Certification